Form 10-Q
period 1996-03-31
VINTAGE PETROLEUM INC
filed 1996-05-10
CIK 809428

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

     (Mark One)

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                       OR

        [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from    to

Commission file number  1-10578
                        -------

                             VINTAGE PETROLEUM, INC.
                       ------------------------------------------
               (Exact name of registrant as specified in charter)

        Delaware                                              73-1182669
- - --------------------------------                            --------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


  4200 One Williams Center        Tulsa, Oklahoma                 74172
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                (918) 592-0101
                      -----------------------------------
              (Registrant's telephone number, including area code)


                                NOT APPLICABLE
        ----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.



          Class                                    Outstanding at April 30, 1996
          -----                                    -----------------------------
Common Stock, $.005 Par Value                                 24,017,462

                                     PART I


                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                          (In thousands, except shares
                             and per share amounts)
                                  (Unaudited)


                                     ASSETS
                                     ------


                                                     March 31,     December 31,
                                                       1996            1995
                                                   -------------  --------------
CURRENT ASSETS:
   Cash and cash equivalents                         $     3,697   $       2,545
   Accounts receivable -
       Oil and gas sales                                  43,685          40,256
       Joint operations                                    4,143           4,616
   Prepaids and other current assets                      10,131          11,665
                                                   -------------  --------------
       Total current assets                               61,656          59,082
                                                   -------------  --------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, full cost method              792,630         762,582
   Oil and gas gathering systems                          12,768          12,765
   Other                                                   8,106           7,733
                                                   -------------  --------------
                                                         813,504         783,080

   Less accumulated depreciation, depletion and
    amortization                                         222,349         205,334
                                                   -------------  --------------

                                                         591,155         577,746
                                                   -------------  --------------

OTHER ASSETS, net                                         10,200          10,711
                                                   -------------  --------------

   TOTAL ASSETS                                      $   663,011   $     647,539
                                                   =============  ==============

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------




                                                      March 31,     December 31,
                                                        1996           1995
                                                   -------------  --------------
CURRENT LIABILITIES:
   Revenue payable                                 $      20,704  $       16,855
   Accounts payable - trade                               12,776          15,514
   Other payables and accrued liabilities                 15,849          18,697
   Current portion of long-term debt                      11,245           7,930
                                                   -------------  --------------

       Total current liabilities                          60,574          58,996
                                                   -------------  --------------

LONG-TERM DEBT, less current portion above               321,541         315,846
                                                   -------------  --------------

DEFERRED INCOME TAXES                                     40,818          37,753
                                                   -------------  --------------

OTHER LONG-TERM LIABILITIES                                3,578           3,922
                                                   -------------  --------------

MINORITY INTEREST IN SUBSIDIARY                            3,907           7,062
                                                   -------------  --------------

STOCKHOLDERS' EQUITY per accompanying statement:
  Preferred stock, $.01 par, 5,000,000 shares
   authorized, zero shares issued and outstanding              -               -

  Common stock, $.005 par, 40,000,000 shares
    authorized, 24,017,462 and 23,661,162 shares
    issued and outstanding                                   120             118
   Capital in excess of par value                        151,782         149,725
   Retained earnings                                      80,691          74,117
                                                   -------------  --------------

                                                         232,593         223,960
                                                   -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     663,011  $      647,539
                                                   =============  ==============


           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                              -----------------------------
                                                   1996           1995
                                              -------------  --------------
REVENUES:
   Oil and gas sales                          $      58,641  $       32,810
   Oil and gas gathering                              5,015           2,679
   Gas marketing                                      7,220           5,024
   Other income                                         464             529
                                              -------------  --------------

                                                     71,340          41,042
                                              -------------  --------------

COSTS AND EXPENSES:
   Lease operating, including production taxes       22,072          14,495
   Oil and gas gathering                              4,181           2,032
   Gas marketing                                      6,695           4,662
   General and administrative                         3,811           2,522
   Depreciation, depletion, and amortization         17,015          11,045
   Interest                                           7,319           3,651
                                              -------------  --------------

                                                     61,093          38,407
                                              -------------  --------------

     Income before provision for income taxes
       and minority interest                         10,247           2,635


PROVISION FOR INCOME TAXES:
   Current                                                -             257
   Deferred                                           3,065             770


MINORITY INTEREST IN INCOME OF SUBSIDIARY                (8)              -
                                              -------------  --------------

NET INCOME                                    $       7,174  $        1,608
                                              =============  ==============

NET INCOME PER SHARE                          $         .30  $          .08
                                              =============  ==============

Weighted average common shares and common
  equivalent shares outstanding                      24,303          21,141
                                              =============  ==============

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                   -----------------------------------------
                    (In thousands, except per share amounts)
                                  (Unaudited)





                                                     Capital
                                     Common Stock   In Excess
                                    --------------    of Par     Retained
                                    Shares  Amount    Value      Earnings         Total
                                    ------  ------  ---------   ----------     -----------
Balance at December 31, 1995        23,661  $  118   $149,725   $   74,117     $   223,960

   Net income                            -       -          -        7,174           7,174
   Exercise of warrants                306       2      1,530            -           1,532
   Exercise of stock options and
     resulting tax effects              51       -        527            -             527
   Cash dividends declared
     ($.025 per share)                   -       -          -         (600)           (600)
                                    ------  ------  ---------   ----------     -----------
Balance at March 31, 1996           24,018  $  120  $ 151,782   $   80,691     $   232,593
                                    ======  ======  =========   ==========     ===========



           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)
                                  (Unaudited)

                                                                Three Months Ended
                                                                      March 31,
                                                              -------------------------
                                                                  1996         1995
                                                              ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $      7,174  $     1,608
   Adjustments to reconcile net income to
     cash provided by operating activities -

     Depreciation, depletion and amortization                       17,015       11,045
     Minority interest in income of subsidiary                           8            -
     Provision for deferred income taxes                             3,065          770
                                                              ------------  -----------
                                                                    27,262       13,423

     (Increase) decrease in receivables                             (2,956)       2,455
     (Decrease) increase in payables and accrued liabilities        (3,541)       2,239
     Other                                                           1,534        1,206
                                                              ------------  -----------
       Cash provided by operating activities                        22,299       19,323
                                                              ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment -
       Oil and gas properties                                      (30,048)     (16,836)
       Other property and equipment                                   (376)        (247)
   Purchase of additional interest in subsidiary                    (3,297)           -
   Other                                                                52        4,214
                                                              ------------  -----------
       Cash used by investing activities                           (33,669)     (12,869)
                                                              ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                              1,532            2
   Advances on revolving credit facility and other borrowings       19,907        2,143
   Payments on revolving credit facility and other borrowings       (9,102)      (7,629)
   Dividends paid                                                     (591)        (403)
   Other                                                               776            -
                                                              ------------  -----------
       Cash provided (used) by financing activities                 12,522       (5,887)
                                                              ------------  -----------

Net increase in cash and cash equivalents                            1,152          567

Cash and cash equivalents, beginning of period                       2,545          431
                                                              ------------  -----------
Cash and cash equivalents, end of period                      $      3,697  $       998
                                                              ============  ===========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                            March 31, 1996 and 1995

1.  GENERAL

    The accompanying financial statements are unaudited. The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. Management believes that all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. These financial statements and notes should be read in conjunction with the 1995 audited financial statements and related notes. Certain reclassifications have been made to the prior year financial statements to conform to the 1996 presentations. These reclassifications had no effect on previously reported net income or cash flow.

2.  SIGNIFICANT ACCOUNTING POLICIES

    Statements of Cash Flows

    During the three months ended March 31, 1996 and 1995, cash payments for interest totaled $3,639,086 and $2,968,697, respectively. During the three months ended March 31, 1996 and 1995, there were no cash payments made for U.S. Federal and state income taxes or for foreign income taxes. The Company had no foreign operations prior to July 1995.

    Depreciation, Depletion, and Amortization

    Amortization per equivalent barrel of the Company's U.S. oil and gas properties for the three months ended March 31, 1996 and 1995, was $3.88 and $3.92, respectively. Amortization per equivalent barrel of the Company's Argentina oil and gas properties for the three months ended March 31, 1996, was $4.27. The Company had no Argentina operations prior to July 1995.

    Income Taxes

    Deferred income taxes are provided on transactions which are recognized in different periods for financial and tax reporting purposes. Such temporary differences arise primarily from the deduction of certain oil and gas exploration and development costs which are capitalized for financial reporting purposes and differences in the methods of depreciation. The Company follows the provisions of Statement of Financial Accounting Standards No. 109 when calculating the deferred income tax provision for financial purposes.

    Earnings of the Company's foreign subsidiaries, Cadipsa S.A. and Vintage Oil Argentina, Inc., are subject to Argentina income taxes. Due to significant Argentina net operating loss carryforwards for both companies, the Company does not expect to pay any foreign income taxes related to these subsidiaries in the near future. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries, as it is the Company's intention, generally, to reinvest such earnings permanently.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


Results of Operations

    The Company's results of operations have been significantly affected by its success in acquiring oil and gas properties and its ability to maintain or increase production through its exploitation activities. Fluctuations in oil and gas prices have also significantly affected the Company's results. The following table reflects the Company's oil and gas production and its average oil and gas prices for the periods presented:

                                                  Three Months
                                                     Ended
                                                   March 31,
                                               ------------------
                                                 1996       1995
                                               -------    -------
Production:
  Oil (MBbls) -
    U.S................................          1,852      1,532
    Argentina (1)......................            898          -
    Total..............................          2,750      1,532


  Gas, all U.S. (MMcf).................          8,405      6,932

  Total MBOE...........................          4,151      2,687


Average prices:
  Oil (per Bbl) -
    U.S................................       $  16.64    $ 15.16
    Argentina (1)......................          15.87          -
    Total..............................          16.39      15.16


  Gas, all U.S. (per Mcf)..............       $   1.62    $  1.46
- - ---------------

(1)  Argentina operations commenced July 5, 1995.

   Average oil and gas prices received by the Company fluctuate generally with changes in the West Texas Intermediate ("WTI") posted prices for oil and spot market prices for gas. Spot market prices for gas may vary significantly by region. During the first quarter of 1996, gas deliverable to markets in the northeast received substantial premiums over other regions. A substantial portion of the Company's gas production during the first quarter of 1996 was in markets other than the northeast.

   The Company experienced an eight percent increase in its average oil price in the first quarter of 1996 compared to the same period in 1995. The Company realized an average oil price which was approximately 91 percent of WTI posted prices for the first quarter of 1996 compared to 90 percent of WTI posted prices for the year earlier quarter.

    The Company's average gas price for the first quarter of 1996 was 11 percent above the same period in 1995, due primarily to the increases in the average spot market prices for gas. 1996's first quarter average gas price was negatively impacted by 18 cents per Mcf as the result of certain gas hedges that were in place for 40,000 Mcf of gas per day for the period January through March 1996.

    The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. In order to minimize the impact of oil price fluctuations, the Company has entered into hedges (swap agreements) totaling approximately 5.5 million barrels of its 1996 oil production. The hedges cover production for the periods of April through December 1996. The following table reflects the barrels hedged and the corresponding weighted average NYMEX reference prices by quarter:


                                                      NYMEX
                                  Barrels         Reference Price
        Quarter Ending         (in thousands)       Per Barrel
     --------------------      --------------     ---------------
        June 30, 1996               1,477             $19.52
        September 30, 1996          2,024             $18.50
        December 31, 1996           2,024             $18.12


The Company's average realized oil price for calendar 1995 of $15.16 per barrel was approximately 82 percent of the average NYMEX reference price. During the first quarter of 1996, the Company's average realized oil price was approximately 84 percent of the average NYMEX referenced price.

    Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on 1996 first quarter production, a change in the average prices realized by the Company of either $1.00 per Bbl for oil or $.33 per Mcf for gas would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $1.6 million and $2.7
                  ---------------
million, respectively.

Period to Period Comparisons

 Period ended March 31, 1996, Compared to Period ended March 31, 1995

    Net income was $7.2 million for the quarter ended March 31, 1996, up 350 percent from $1.6 million for the same period in 1995. Increases in the Company's oil and gas production of 54 percent on an equivalent barrel basis, an increase of 11 percent in natural gas prices, and an increase of eight percent in oil prices are primarily responsible for the increase in net income. The production increases primarily relate to certain oil and gas properties acquired subsequent to March 31, 1995. In addition, certain oil and gas properties were shut-in for a portion of the first three months of 1995 due to storm damage caused by heavy rains in California and the resulting mudslides, reducing the Company's overall production in the first three months of 1995 by approximately 51,000 barrels of oil and 210,000 Mcf of gas.

    Subsequent to March 31, 1995, the Company made various significant acquisitions including the purchase of certain U.S. oil and gas properties from Texaco Exploration and Production, Inc. ("Texaco") in May 1995, the acquisition of a controlling interest in Cadipsa S.A. ("Cadipsa") in July 1995, the acquisition of Vintage Oil Argentina, Inc. (formerly BG Argentina, S.A.) in September 1995 and the acquisition of certain Argentine oil and gas properties from Astra Compania Argentina de Petroleo S.A. and Shell Compania Argentina de Petroleo S.A. (collectively the "Astra/Shell Properties") in November 1995 and December 1995, respectively.

    The Company's consolidated revenues and expenses for the first quarter of 1996 include the consolidation of 100 percent of Cadipsa under the purchase method of accounting. The minority interest in income of subsidiary reflects the portion of Cadipsa's income attributable to the minority ownership during the first quarter of 1996.

    Oil and gas sales increased $25.8 million (79 percent), to $58.6 million for the first quarter of 1996 from $32.8 million for the first quarter of 1995. An 80 percent increase in oil production and an eight percent increase in average oil prices combined to account for $21.8 million of the increase. A 21 percent increase in gas production and an 11 percent increase in average gas prices contributed to an additional $4.0 million increase.

    Oil and gas gathering net margins (revenue less expenses) increased $185,000 (28 percent), to $835,000 for the first quarter of 1996 from $650,000 for the first quarter of 1995, due primarily to additional oil volumes transported on the Shawnee gathering system and increased gas prices.

    Gas marketing net margins (revenue less expenses) increased $165,000 (46 percent), to $525,000 for the first quarter of 1996 from $360,000 for the first quarter of 1995, due primarily to a 43 percent increase in average natural gas prices received which more than offset a seven percent decrease in volumes marketed.

    Lease operating expenses, including production taxes, increased $7.6 million (52 percent), to $22.1 million for the first quarter of 1996 from $14.5 million for the first quarter of 1995. The increase in lease operating expenses is due primarily to the acquisitions of Cadipsa, Vintage Oil Argentina, Inc. and the Astra/Shell Properties in the second half of 1995 and certain domestic oil and gas properties acquired from Texaco in May 1995. Lease operating expenses per equivalent barrel produced decreased one percent to $5.32 in the first quarter of 1996 from $5.39 for the same period in 1995.

    General and administrative expenses increased $1.3 million (51 percent), to $3.8 million for the first quarter of 1996 from $2.5 million for the first quarter of 1995, due primarily to the acquisitions of Cadipsa and Vintage Oil Argentina, Inc.

    Depreciation, depletion and amortization increased $6.0 million (54 percent), to $17.0 million for the first quarter of 1996 from $11.0 million for the first quarter of 1995, due primarily to the 54 percent increase in production on an equivalent barrel basis. Amortization per equivalent barrel of the Company's U.S. oil and gas properties declined to $3.88 in the first quarter of 1996 from $3.92 in 1995. Amortization per equivalent barrel of the Company's Argentina oil and gas properties for the first quarter of 1996 was $4.27. The Company had no Argentina operations prior to July 1995.

    Interest expense increased $3.6 million (97 percent), to $7.3 million for the first quarter of 1996 from $3.7 million for the first quarter of 1995, due primarily to a 72 percent increase in the Company's total average outstanding debt related primarily to the 1995 acquisitions.

Capital Expenditures

    During the first three months of 1996, the Company's U.S. capital expenditures totaled $23.8 million, including $14.0 million for the acquisition of producing oil and gas properties from Conoco. Funds for the acquisition were provided by an advance under the Company's revolving credit facility.

    The Company's capital expenditures in Argentina during the three months ended March 31, 1996, were $9.9 million. These capital expenditures include $3.3 million for the purchase of an additional 12.9 percent of the outstanding common stock of Cadipsa, increasing the Company's total ownership of Cadipsa to 84.5 percent at March 31, 1996. The Company is pursuing additional purchases of shares of Cadipsa.

    The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flow to fund capital expenditures other than significant acquisitions and anticipates that its cash flow will be sufficient to fund its planned 1996 non-acquisition capital expenditures of approximately $43 million in the U.S. and approximately $45 million in South America. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under the Company's revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "-Liquidity").

Liquidity

    Internally generated cash flow and the borrowing capacity under the Company's revolving credit facility are its major sources of liquidity. In addition, the Company may use other sources of capital, including the issuance of additional debt securities or equity securities, to fund any major acquisitions it might secure in the future and to maintain its financial flexibility. The Company funds its capital expenditures (excluding acquisitions) and debt service requirements primarily through internally generated cash flows from operations. Any excess cash flow is used to reduce outstanding advances under the Company's revolving credit facility and other indebtedness.

    In the past, the Company has accessed the public equity markets to finance significant acquisitions and provide liquidity for its future activities. In August 1990, the Company sold 3.4 million shares of its common stock for net proceeds of approximately $32.8 million which were used to fund an acquisition of oil and gas properties and reduce indebtedness under the Company's revolving credit facility. In January 1993, the Company sold 3.9 million shares of its common stock for net proceeds of approximately $44.8 million which were used to reduce indebtedness under the Company's revolving credit facility.

    On December 20, 1995, the Company completed a public offering of 2,793,700 shares of common stock of which 2,500,000 shares were sold by the Company and 293,700 shares were sold by a stockholder. Net proceeds to the Company, after underwriting commission and other expenses, were approximately $49.5 million and were used to fund a substantial portion of the purchase of the Astra/Shell Properties.

    Also on December 20, 1995, the Company issued $150 million of its 9% Senior Subordinated Notes Due 2005 (the "Notes"). The net proceeds to the Company from the sale of the Notes of approximately $145.1 million were used principally to reduce a portion of the outstanding balance under the Company's revolving credit facility. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2000. Upon a change in control of the Company, holders of the Notes may require the Company to purchase all or a portion of the Notes at a purchase price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest. The Notes will mature on December 15, 2005, with interest payable semiannually on June 15 and December 15 of each year.

    Under its Credit Agreement dated November 3, 1993, as amended, certain banks have provided to the Company an unsecured revolving credit facility. The revolving credit facility establishes a borrowing base (currently $230 million) determined by the banks' evaluation of the Company's U.S. oil and gas reserves. The Company has elected to set the banks' commitment under the revolving credit facility at $180 million in order to reduce fees charged by the banks.

    Outstanding advances under the revolving credit facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt and the borrowing base at the time. As of April 30, 1996, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances which resulted in an average interest rate of approximately 6.3 percent per annum. In addition, the Company must pay a commitment fee of 0.375 percent per annum on the unused portion of the banks' commitment.

    On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's U.S. oil and gas reserves. If the sum of outstanding senior debt (which includes the $36.7 million bank term loan and the 5.92% Senior Note of the Company in the principal amount of $9.9 million) exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding at October 31, 1997, will be payable in 16 equal consecutive quarterly installments commencing January 31, 1998, with maturity at October 31, 2001.

    The unused portion of the revolving credit facility was approximately $99 million at April 30, 1996. The unused portion of the revolving credit facility and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional U.S. acquisitions are made and properties are added to the borrowing base, the banks' determination of the borrowing base and their commitment may be increased.

Income Taxes

    The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. The Company had no current provision for U.S. income taxes in the first quarter of 1996 and a current provision of $0.3 million in the same period of 1995. The Company has a $3.5 million U.S. alternative minimum tax credit carryforward which does not expire and is available to offset U.S. regular income taxes in future years, but only to the extent that U.S. regular income taxes exceed the U.S. alternative minimum tax in such years.

    Earnings of the Company's foreign subsidiaries, Cadipsa and Vintage Oil Argentina, Inc., are subject to Argentina income taxes. Due to significant Argentina net operating loss carryforwards for both companies, the Company does not expect to pay any foreign income taxes related to these subsidiaries in the near future. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries, as it is the Company's intention, generally, to reinvest such earnings permanently. As a result of the Company's Argentina earnings, its effective tax rate for the first quarter of 1996 was 30 percent as compared to 39 percent for the same period of 1995. The Company had no Argentina operations prior to July 1995.

Foreign Operations

    Substantially all of the Company's foreign operations are located in Argentina. The Company believes Argentina offers a politically stable environment and does not anticipate any significant change in the near future. The current democratic form of government has been in place since 1983 and, since 1989, has pursued a steady process of privatization, deregulation and economic stabilization and reforms involving the reduction of inflation and public spending. Argentina's 12-month trailing inflation rate measured by the Argentine Consumer Price Index declined from 200.7 percent as of June 1991 to
2.7 percent as of August 1995.

    The Company believes that its Argentine operations present minimal currency risk. All of the Company's Argentine revenues are U.S. dollar based, while a large portion of its costs are Argentine peso denominated. The Argentina Central Bank is obligated by law to sell dollars at a rate of one Argentine peso to one U.S. dollar and has sought to prevent appreciation of the peso by buying dollars at rates of not less than 0.998 peso to one U.S. dollar. As a result, the Company believes that should any devaluation of the Argentine peso occur, its revenues would be unaffected and its operating costs would not be significantly increased. At the present time, there are no foreign exchange controls preventing or restricting the conversion of pesos into dollars.

                                    PART II


                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         not applicable

Item 2.  Changes in Securities
         ---------------------

         not applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         not applicable

Item 5.  Other Information
         -----------------

         not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)  Exhibits

               27.  Financial Data Schedules

         b)  Reports on Form 8-K
                Form 8-K was filed January 16, 1996, to report under Item 2 the closing of the acquisitions of the Astra/Shell Properties.



    ************************************************************************

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     VINTAGE PETROLEUM, INC.
                                     -----------------------
                                           (Registrant)



DATE:  May 10, 1996                  \s\ Michael F. Meimerstorf
       ---------------               --------------------------------------
                                     Michael F. Meimerstorf
                                     Vice President and Controller
                                     (Principal Accounting Officer)

                                 Exhibit Index



The following documents are included as exhibits to this Form 10-Q.


Exhibit
Number                             Description
- - ------                   ------------------------------

27.                      Financial Data Schedule