Form 10-Q
period 1996-06-30
VINTAGE PETROLEUM INC
filed 1996-08-12
CIK 809428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1996

                                       OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from    to

Commission file number   1-10578
                       -----------

                               VINTAGE PETROLEUM, INC.
                  --------------------------------------------------
                  (Exact name of registrant as specified in charter)

        Delaware                                                73-1182669
- -------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


  4200 One Williams Center             Tulsa, Oklahoma           74172
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (918) 592-0101
               ------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
 ----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at July 31, 1996
          -------                                ----------------------------
Common Stock, $.005 Par Value                            24,062,462

                                     PART I



                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                          (In thousands, except shares
                             and per share amounts)
                                  (Unaudited)


                                     ASSETS
                                     ------

                                                     June 30,      December 31,
                                                       1996            1995
                                                    ----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                         $    5,569      $    2,545
  Accounts receivable -
    Oil and gas sales                                   45,127          40,256
    Joint operations                                     5,009           4,616
  Prepaids and other current assets                      9,240          11,665
                                                    ----------      ----------
       Total current assets                             64,945          59,082
                                                    ----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, full cost method             822,033         762,582
  Oil and gas gathering systems                         12,817          12,765
  Other                                                  7,136           7,733
                                                    ----------      ----------
                                                       841,986         783,080

  Less accumulated depreciation, depletion
    and amortization                                   238,890         205,334
                                                    ----------      ----------

                                                       603,096         577,746
                                                    ----------      ----------
OTHER ASSETS, net                                       10,461          10,711
                                                    ----------      ----------
  TOTAL ASSETS                                      $  678,502      $  647,539
                                                    ==========      ==========


           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                     June 30,      December 31,
                                                       1996           1995
                                                    ----------     -----------
CURRENT LIABILITIES:
  Revenue payable                                   $   19,631      $   16,855
  Accounts payable - trade                              19,237          15,514
  Other payables and accrued liabilities                13,445          18,697
  Current portion of long-term debt                      9,945           7,930
                                                    ----------      ----------
    Total current liabilities                           62,258          58,996
                                                    ----------      ----------
LONG-TERM DEBT, less current portion above             323,752         315,846
                                                    ----------      ----------
DEFERRED INCOME TAXES                                   44,030          37,753
                                                    ----------      ----------
OTHER LONG-TERM LIABILITIES                              3,469           3,922
                                                    ----------      ----------
MINORITY INTEREST IN SUBSIDIARY                          2,866           7,062
                                                    ----------      ----------
STOCKHOLDERS' EQUITY per accompanying
    statement:
  Preferred stock, $.01 par, 5,000,000
    shares authorized, zero shares
    issued and outstanding                                  -               -
  Common stock, $.005 par, 40,000,000
    shares authorized, 24,062,462 and
    23,661,162 shares issued and
    outstanding                                           120              118
  Capital in excess of par value                      152,121          149,725
  Retained earnings                                    89,886           74,117
                                                    ----------      ----------
                                                      242,127          223,960
                                                    ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 678,502       $  647,539
                                                    =========       ==========


           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                               ---------------------     ---------------------
                                 1996         1995         1996         1995
                               --------     --------     ---------    --------
REVENUES:
  Oil and gas sales            $ 64,301     $ 38,068     $ 122,942    $ 70,878
  Oil and gas gathering           5,430        2,455        10,445       5,134
  Gas marketing                   6,252        4,265        13,472       9,289
  Other income                       60          442           524         971
                               --------     --------     ---------    --------
                                 76,043       45,230       147,383      86,272
                               --------     --------     ---------    --------
COSTS AND EXPENSES:
  Lease operating, including     22,743       15,924        44,815      30,419
    production taxes
  Oil and gas gathering           4,512        2,045         8,693       4,077
  Gas marketing                   5,691        3,797        12,386       8,459
  General and                     4,386        2,304         8,197       4,827
    administrative
  Depreciation, depletion        16,526       11,898        33,541      22,943
    and amortization
  Interest                        7,418        3,944        14,737       7,595
                               --------     --------     ---------    --------
                                 61,276       39,912       122,369      78,320
                               --------     --------     ---------    --------
    Income before provision
      for income taxes and
      minority interest          14,767        5,318        25,014       7,952

PROVISION FOR INCOME TAXES:
  Current                         1,569          208         1,569         465
  Deferred                        3,212        1,866         6,277       2,636

MINORITY INTEREST IN
  INCOME OF SUBSIDIARY             (190)          -           (198)         -
                               --------     --------     ---------    --------
NET INCOME                     $  9,796     $  3,244     $  16,970    $  4,851
                               ========     ========     =========    ========
NET INCOME PER SHARE           $    .40     $    .15     $     .70    $    .23
                               ========     ========     =========    ========
Weighted average common
  shares and common
  equivalent shares              24,474       21,290        24,400      21,212
  outstanding                  ========     ========     =========    ========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                     --------------------------------------
                    (In thousands, except per share amounts)
                                  (Unaudited)




                                                     Capital
                                     Common Stock   In Excess
                                    --------------   of Par    Retained
                                    Shares  Amount    Value    Earnings  Total
                                    ------- ------  ---------  --------  --------
Balance at December 31, 1995        23,661    $118   $149,725   $74,117  $223,960

   Net income                            -       -          -    16,970    16,970
   Exercise of warrants                306       2      1,530         -     1,532
   Exercise of stock options and
     resulting tax effects              96       -        866         -       866
   Cash dividends declared
     ($.05 per share)                    -       -         -     (1,201)   (1,201)
                                    ------  ------  ---------  --------  --------
Balance at June 30, 1996            24,063    $120   $152,121   $89,886  $242,127
                                    ======  ======  =========  ========  ========


           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In thousands)
                                  (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                           ---------------------
                                                              1996        1995
                                                           ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 16,970  $  4,851
   Adjustments to reconcile net income to
    cash provided by operating activities -
     Depreciation, depletion and amortization                  33,541    22,943
     Minority interest in income of subsidiary                    198         -
     Provision for deferred income taxes                        6,277     2,636
                                                           ----------  ---------
                                                               56,986    30,430

    Increase in receivables                                    (5,264)     (116)
    (Decrease) increase in payables and accrued                (1,196)    1,099
     liabilities
    Other                                                       2,425       705
                                                           ----------  ---------
       Cash provided by operating activities                   52,951     2,118
                                                           ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment -
    Oil and gas properties                                    (57,494)  (59,437)
    Other property and equipment                               (1,034)     (495)
   Purchase of additional interest in subsidiary               (4,520)        -
   Other                                                         (598)   (1,115)
                                                           ----------  ---------
       Cash used by investing activities                      (63,646)  (61,047)
                                                           ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                         1,532       129
   Advances on revolving credit facility and other             26,503    41,063
    borrowings
   Payments on revolving credit facility and other            (14,148)  (10,494)
    borrowings
   Dividends paid                                              (1,192)     (822)
   Other                                                        1,024         -
                                                           ----------  ---------
       Cash provided by financing activities                   13,719    29,876
                                                           ----------  ---------

Net increase in cash and cash equivalents                       3,024       947

Cash and cash equivalents, beginning of period                  2,545       431
                                                           ----------  ---------
Cash and cash equivalents, end of period                     $  5,569    $1,378
                                                           ==========  =========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                             June 30, 1996 and 1995

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

2.  SIGNIFICANT ACCOUNTING POLICIES

    Statements of Cash Flows

    During the six months ended June 30, 1996 and 1995, cash payments for interest totaled $12,013,947 and $6,793,719, respectively. During the six months ended June 30, 1996 and 1995, cash payments for U.S. Federal and state income taxes totaled $100,000 and $545,453, respectively.

    Depreciation, Depletion, and Amortization

    Amortization per equivalent barrel of the Company's U.S. oil and gas properties for the three months ended June 30, 1996 and 1995, was $3.68 and $3.88, respectively. For the six months ended June 30, 1996 and 1995, amortization per U.S. equivalent barrel was $3.78 and $3.90, respectively. Amortization per equivalent barrel of the Company's Argentina oil and gas properties for the three months and six months ended June 30, 1996, was $4.14 and $4.20, respectively. The Company had no Argentina operations prior to July 1995.

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

    Earnings of the Company's foreign subsidiaries, Cadipsa S.A. and Vintage Oil Argentina, Inc., are subject to Argentina income taxes. Due to significant Argentina net operating loss carryforwards for both companies, the Company does not expect to pay any foreign income taxes related to these subsidiaries in the near future. No U.S. deferred tax liability has been recognized related to the unremitted earnings of these foreign subsidiaries, as it is the Company's intention, generally, to reinvest such earnings permanently.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


Results of Operations

          The Company's results of operations have been significantly affected by its success in acquiring oil and gas properties and its ability to maintain or increase production through its exploitation and exploration activities. Fluctuations in oil and gas prices have also significantly affected the Company's results. The following table reflects the Company's oil and gas production and its average oil and gas prices for the periods presented:

                                 Three Months Ended   Six Months Ended
                                      June 30,            June 30,
                                 ------------------   ----------------
                                  1996      1995      1996     1995
                                 --------  --------   ------- --------
    Production:
       Oil (MBbls) -
         U.S.....................  1,921      1,676     3,773    3,208
         Argentina (1)...........    953          -     1,851        -
         Total...................  2,874      1,676     5,624    3,208

       Gas, all U.S. (MMcf)......  8,187      7,504    16,592   14,436

       Total MBOE................  4,239      2,927     8,390    5,614

    Average prices:
       Oil (per Bbl)
         U.S..................... $18.01     $15.96   $ 17.34  $ 15.58
         Argentina (1)...........  15.89          -     15.88       -
         Total...................  17.31      15.96     16.86    15.58

       Gas, all U.S.(per Mcf).... $ 1.78     $ 1.51   $  1.69  $  1.48

       ----------------------
      (1)  Argentina operations commenced July 5, 1995.

          Average oil and gas prices received by the Company fluctuate generally with changes in the West Texas Intermediate ("WTI") posted prices for oil and spot market prices for gas, however, spot market prices for gas may vary significantly by region. The Company's average gas price for the second quarter of 1996 was 18 percent above the same period in 1995, due primarily to the increases in the average spot market prices for gas. The Company's average gas price for the first six months of 1996 was negatively impacted by 10 cents per Mcf as a result of certain gas hedges that were in place for 40,000 Mcf of gas per day for the period January through March 1996. The Company's average gas price for the first six months of 1996, after the impact of hedging, was 14 percent higher than the same period in 1995.

          The Company experienced an eight percent increase in its average oil price in the second quarter of 1996 compared to the same period in 1995. The Company realized an average oil price, before the impact of hedges, which was approximately 90 percent of WTI posted prices for the second quarter of 1996 compared to 91 percent of WTI posted prices for the year earlier quarter.

          During the second quarter, the impact of oil hedges reduced the Company's overall average oil price 75 cents to $17.31 per barrel. The Company's average Argentina oil price was reduced $1.72 to $15.89 per barrel while its average U.S. oil price was reduced 28 cents to $18.01 per barrel. Approximately 78 percent of the Company's Argentina production and 38 percent of its U.S. oil production (a combined 1.477 million barrels) were covered by oil hedges in the second quarter.

          The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. Currently, the Company has oil hedges (swap agreements) in place for the third and fourth quarters of 1996 covering 2.024 million barrels per quarter at a NYMEX reference price of $18.50 and $18.12 per barrel, respectively. Before the impact of oil hedges, the Company's average realized oil price for the first half of 1996 was $17.25 per barrel or approximately 84 percent of the average NYMEX reference price.

          Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on 1996 second quarter oil production, a change in the average price realized by the Company of $1.00 per Bbl for oil would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $2.1 million and $2.8 million, respectively. A
- ---------------
change in the average price realized of 10 cents per Mcf for gas would result in a change in net income and cash flow before income taxes on a quarterly basis of
                                                              ---------------
approximately $0.5 million and $0.7 million, respectively.

Period to Period Comparisons

     During 1995, the Company made various acquisitions which significantly impacted the period to period comparison for the second quarter and the first six months of 1996. These acquisitions (the "1995 Acquisitions") include the purchase of certain U.S. oil and gas properties from Texaco Exploration and Production, Inc. ("Texaco") in May 1995, the acquisition of a controlling interest in Cadipsa S.A. ("Cadipsa") in July 1995, the acquisition of Vintage Oil Argentina, Inc. (formerly BG Argentina, S.A.) in September 1995 and the acquisition of certain Argentine oil and gas properties from Astra Compania Argentina de Petroleo S.A. and Shell Compania Argentina de Petroleo S.A. (collectively the "Astra/Shell Properties") in November 1995 and December 1995, respectively.

     The Company's consolidated revenues and expenses for the second quarter and first half of 1996 include the consolidation of 100 percent of Cadipsa under the purchase method of accounting. The minority interest in income of subsidiary reflects the portion of Cadipsa's income attributable to the minority ownership during the three months and six months ended June 30, 1996.

 Three months ended June 30, 1996, Compared to three months ended June 30, 1995

     Net income was $9.8 million for the quarter ended June 30, 1996, up 206 percent from $3.2 million for the same period in 1995. Increases in the Company's oil and gas production of 45 percent on an equivalent barrel basis, an increase of 18 percent in natural gas prices, and an increase of eight percent in oil prices are primarily responsible for the increase in net income. The production increases primarily relate to the 1995 Acquisitions.

     Oil and gas sales increased $26.2 million (69 percent), to $64.3 million for the second quarter of 1996 from $38.1 million for the second quarter of 1995. A 71 percent increase in oil production and an eight percent increase in average oil prices combined to account for $23.0 million of the increase. A nine percent increase in gas production and an 18 percent increase in average gas prices contributed to an additional $3.2 million increase.

     Oil and gas gathering net margins (revenue less expenses) increased $510,000 (124 percent), to $920,000 for the second quarter of 1996 from $410,000 for the second quarter of 1995, due primarily to improved profitability on a gathering system located in Texas and additional net margins from a gathering system located in California acquired from Texaco in May 1995.

     Lease operating expenses, including production taxes, increased $6.8 million (43 percent), to $22.7 million for the second quarter of 1996 from $15.9 million for the second quarter of 1995, due primarily to the 1995 Acquisitions. Lease operating expenses per equivalent barrel produced decreased to $5.36 in the second quarter of 1996 from $5.44 for the same period in 1995.

     General and administrative expenses increased $2.1 million (91 percent), to $4.4 million for the second quarter of 1996 from $2.3 million for the second quarter of 1995, due primarily to the acquisitions of Cadipsa and Vintage Oil Argentina, Inc.

     Depreciation, depletion and amortization increased $4.6 million (39 percent), to $16.5 million for the second quarter of 1996 from $11.9 million for the second quarter of 1995, due primarily to the 45 percent increase in production on an equivalent barrel basis. Amortization per equivalent barrel of the Company's U.S. oil and gas properties declined to $3.68 in the second quarter of 1996 from $3.88 in 1995. Amortization per equivalent barrel of the Company's Argentina oil and gas properties for the second quarter of 1996 was $4.14. The Company had no Argentina operations prior to July 1995.

     Interest expense increased $3.5 million (90 percent), to $7.4 million for the second quarter of 1996 from $3.9 million for the second quarter of 1995, due primarily to a 61 percent increase in the Company's total average outstanding debt related primarily to the 1995 Acquisitions.

 Six months ended June 30, 1996, Compared to six months ended June 30, 1995

     Net income was $17.0 million for the first six months of 1996, up 247 percent from $4.9 million for the same period in 1995. Increases in the Company's oil and gas production of 49 percent on an equivalent barrel basis, an increase of 14 percent in natural gas prices, and an increase of eight percent in oil prices are primarily responsible for the increase in net income. The production increases primarily relate to the 1995 Acquisitions.

     Oil and gas sales increased $52.0 million (73 percent), to $122.9 million for the first six months of 1996 from $70.9 million for the first six months of 1995. A 75 percent increase in oil production and an eight percent increase in average oil prices combined to account for $44.9 million of the increase. A 15 percent increase in gas production and a 14 percent increase in average gas prices contributed to an additional $7.1 million increase.

     Oil and gas gathering net margins (revenue less expenses) increased $700,000 (64 percent), to $1.8 million for the first six months of 1996 from $1.1 million for the first six months of 1995, due primarily to improved profitability on a gathering system located in Texas, additional net margins from a gathering system located in California acquired from Texaco in May 1995 and increased gas prices.

     Gas marketing net margins (revenue less expenses) increased $270,000 (33 percent), to $1.1 million for the first six months of 1996 from $830,000 for the first six months of 1995, due primarily to an increase in the reserve for doubtful accounts associated with gas sales in the first six months of 1995 with no similar increase in 1996.

     Lease operating expenses, including production taxes, increased $14.4 million (47 percent), to $44.8 million for the first six months of 1996 from $30.4 million for the first six months of 1995. The increase in lease operating expenses is due primarily to the 1995 Acquisitions. Lease operating expenses per equivalent barrel produced decreased to $5.34 in the first six months of 1996 from $5.42 for the same period in 1995.

     General and administrative expenses increased $3.4 million (71 percent), to $8.2 million for the first six months of 1996 from $4.8 million for the first six months of 1995, due primarily to the acquisitions of Cadipsa and Vintage Oil Argentina, Inc.

     Depreciation, depletion and amortization increased $10.6 million (46 percent), to $33.5 million for the first six months of 1996 from $22.9 million for the first six months of 1995, due primarily to the 49 percent increase in production on an equivalent barrel basis. Amortization per equivalent barrel of the Company's U.S. oil and gas properties declined to $3.78 in the first six months of 1996 from $3.90 in 1995. Amortization per equivalent barrel of the Company's Argentina oil and gas properties for the first six months of 1996 was $4.20. The Company had no Argentina operations prior to July 1995.

     Interest expense increased $7.1 million (93 percent), to $14.7 million for the first six months of 1996 from $7.6 million for the first six months of 1995, due primarily to a 66 percent increase in the Company's total average outstanding debt related primarily to the 1995 Acquisitions.

Capital Expenditures

     During the first six months of 1996, the Company's U.S. capital expenditures totaled $37.9 million, including $14.0 million for the acquisition of producing oil and gas properties from Conoco. Funds for the acquisition were provided by an advance under the Company's revolving credit facility.

     The Company's capital expenditures in Argentina during the six months ended June 30, 1996, were $21.9 million. These capital expenditures included $4.5 million for the purchase of an additional 22.8 percent of the outstanding common stock of Cadipsa, increasing the Company's total ownership of Cadipsa to 94.4 percent at June 30, 1996.

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flow to fund capital expenditures other than significant acquisitions and anticipates that its cash flow will be sufficient to fund its planned 1996 non-acquisition capital expenditures of approximately $48 million in the U.S. and approximately $49 million in South America. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under the Company's revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "-Liquidity").

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

     Under its Credit Agreement dated November 3, 1993, as amended, certain banks have provided to the Company an unsecured revolving credit facility. The revolving credit facility establishes a borrowing base (currently $240 million) determined by the banks' evaluation of the Company's U.S. oil and gas reserves. The Company has elected to set the banks' commitment under the revolving credit facility at $193 million in order to reduce fees charged by the banks.

     Outstanding advances under the revolving credit facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt and the borrowing base at the time. As of July 31, 1996, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances which resulted in an average interest rate of approximately 6.5 percent per annum. In addition, the Company must pay a commitment fee of 0.375 percent per annum on the unused portion of the banks' commitment.

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

     The unused portion of the revolving credit facility was approximately $104 million at July 31, 1996. The unused portion of the revolving credit facility and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional U.S. acquisitions are made and properties are added to the borrowing base, the banks' determination of the borrowing base and their commitment may be increased.

Income Taxes

     The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. The Company had a current provision of $1.6 million for U.S. income taxes in the first half of 1996 and a current provision of $0.5 million in the same period of 1995. The Company has a $3.5 million U.S. alternative minimum tax credit carryforward which does not expire and is available to offset U.S. regular income taxes in future years, but only to the extent that U.S. regular income taxes exceed the U.S. alternative minimum tax in such years.

     Earnings of the Company's foreign subsidiaries, Cadipsa and Vintage Oil Argentina, Inc., are subject to Argentina income taxes. Due to significant Argentina net operating loss carryforwards for both companies, the Company does not expect to pay any foreign income taxes related to these subsidiaries in the near future. No U.S. deferred tax liability has been recognized related to the unremitted earnings of these foreign subsidiaries, as it is the Company's intention, generally, to reinvest such earnings permanently. As a result of the Company's Argentina earnings, the Company's effective tax rate for the first half of 1996 was 32 percent as compared to 39 percent for the same period of 1995. The Company's effective tax rate for the second quarter of 1996 was 33 percent as compared to 39 percent for the same period in 1995. The Company had no Argentina operations prior to July 1995.

Foreign Operations

     Substantially all of the Company's foreign operations are located in Argentina. The Company believes Argentina offers a politically stable environment and does not anticipate any significant change in the near future. The current democratic form of government has been in place since 1983 and, since 1989, has pursued a steady process of privatization, deregulation and economic stabilization and reforms involving the reduction of inflation and public spending. Argentina's 12-month trailing inflation rate measured by the Argentine Consumer Price Index declined from 200.7 percent as of June 1991 to zero as of July 1996.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 14, 1996, in Tulsa, Oklahoma. At the Annual Meeting, the stockholders of the Company elected Charles C. Stephenson, Jr, S. Craig George and John T. McNabb, II as Class III directors of the Company for three-year terms. The stockholders also considered and approved an amendment to the Vintage Petroleum, Inc. 1990 Stock Plan to increase the number of shares authorized for issuance and the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1996.

         There were present at the Annual Meeting, in person or by proxy, stockholders holding 20,004,249 shares of the common stock of the Company, or 83% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.


                                                  Votes                 Broker
                                    Votes       Against or                Non-
                                     For         Withheld  Abstentions   Votes
                                  ------------ ----------- ----------- ---------
1.  Election of Directors:

    Charles C. Stephenson, Jr.    19,956,545      47,704       -0-          -0-

    S. Craig George               19,957,745      46,504       -0-          -0-

    John T. McNabb, II            19,957,723      46,526       -0-          -0-

2.  Approval of Amendment
    Number 3 to
    Vintage Petroleum, Inc.
    1990 Stock Plan               17,214,144   2,782,002        8,103       -0-

3.  Ratification of Arthur
    Andersen LLP as independent
    auditors of the Company for
    fiscal 1996                   19,995,799       4,300        4,150       -0-


Item 5.    Other Information
           -----------------
           not applicable


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           a)  Exhibits

                 The following documents are included as exhibits to the Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

                 10.1 Amendment No. 3 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 15, 1996 (Filed as Exhibit A to the Company's 1996 Proxy Statement).

                 10.2 Seventh Amendment to Credit Agreement dated May 31, 1996, among the Company, as borrower, certain financial institutions, as lenders, and Bank of Montreal, as agent.

                 10.3 Third Amendment to Credit Agreement ($36,736,000) dated May 31, 1996, among the Company, as borrower, certain financial institutions, as lenders, and Bank of Montreal, as agent.

                 27.   Financial Data Schedule.

           b)  Reports on Form 8-K
                  none



    ************************************************************************

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VINTAGE PETROLEUM, INC.
                                       ----------------------
                                             (Registrant)



DATE:   August 12, 1996                \s\ Michael F. Meimerstorf
        ----------------               -----------------------------------
                                       Michael F. Meimerstorf
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                                 Exhibit Index



The following documents are included as exhibits to the Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


Exhibit
Number                                Description
- ----------       -----------------------------------------------------------


10.1             Amendment No. 3 to Vintage Petroleum, Inc. 1990
                 Stock Plan dated March 15, 1996 (Filed as
                 Exhibit A to the Company's 1996 Proxy Statement).

10.2             Seventh Amendment to Credit Agreement dated
                 May 31, 1996, among the Company, as borrower, certain financial institutions, as lenders, and Bank of Montreal, as agent.

10.3 Third Amendment to Credit Agreement ($36,736,000) dated May 31, 1996, among the Company, as borrower, certain financial institutions, as lenders, and Bank of Montreal, as agent.

27.              Financial Data Schedule.