Form 10-Q
period 1996-09-30
VINTAGE PETROLEUM INC
filed 1996-11-07
CIK 809428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
   /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                      OR

   /_/         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from    to

Commission file number   1-10578
                       -----------

                            VINTAGE PETROLEUM, INC.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

           Delaware                                              73-1182669
--------------------------------                             ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


   4200 One Williams Center              Tulsa, Oklahoma             74172
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

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at October 31, 1996
             -----                            -------------------------------
Common Stock, $.005 Par Value                            24,067,462

                                     PART I



                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                         (IN THOUSANDS, EXCEPT SHARES
                            AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                    ASSETS
                                    ------

                                                     September 30,  December 31,
                                                         1996           1995
                                                     -------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents                            $  5,339      $  2,545
   Accounts receivable -
       Oil and gas sales                                  43,275        40,256
       Joint operations                                    5,360         4,616
   Prepaids and other current assets                      13,536        11,665
                                                        --------      --------
       Total current assets                               67,510        59,082
                                                        --------      --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, full cost method              859,184       762,582
   Oil and gas gathering systems                          12,872        12,765
   Other                                                   7,681         7,733
                                                        --------      --------
                                                         879,737       783,080

   Less accumulated depreciation, depletion and
      amortization                                       256,645       205,334
                                                        --------      --------
                                                         623,092       577,746
                                                        --------      --------
OTHER ASSETS, net                                         10,756        10,711
                                                        --------      --------
TOTAL ASSETS                                            $701,358      $647,539
                                                        ========      ========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                   September 30,  December 31,
                                                       1996           1995
                                                   -------------  ------------
CURRENT LIABILITIES:
   Revenue payable                                    $ 18,910      $ 16,855
   Accounts payable - trade                             14,702        15,514
   Other payables and accrued liabilities               21,103        18,697
   Current portion of long-term debt                     7,929         7,930
                                                      --------      --------
       Total current liabilities                        62,644        58,996
                                                      --------      --------
LONG-TERM DEBT, less current portion above             336,380       315,846
                                                      --------      --------
DEFERRED INCOME TAXES                                   45,735        37,753
                                                      --------      --------
OTHER LONG-TERM LIABILITIES                              3,081         3,922
                                                      --------      --------
MINORITY INTEREST IN SUBSIDIARY                          2,286         7,062
                                                      --------      --------
STOCKHOLDERS' EQUITY per accompanying statement:
   Preferred stock, $.01 par, 5,000,000 shares
     authorized, zero shares issued and outstanding          -             -
   Common stock, $.005 par, 40,000,000 shares
     authorized, 24,062,462 and 23,661,162 shares
     issued and outstanding                                120           118
   Capital in excess of par value                      152,121       149,725
   Retained earnings                                    98,991        74,117
                                                      --------      --------
                                                       251,232       223,960
                                                      --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $701,358      $647,539
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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                           Three Months        Nine Months
                                               Ended              Ended
                                           September 30,      September 30,
                                        -----------------  -------------------
                                          1996      1995     1996       1995
                                        -------   -------  --------   --------
REVENUES:
   Oil and gas sales                    $62,905   $41,931  $185,847   $112,809
   Oil and gas gathering                  4,865     3,338    15,310      8,472
   Gas marketing                          8,047     4,342    21,519     13,631
   Other income                             135       490       659      1,461
                                        -------   -------  --------   --------
                                         75,952    50,101   223,335    136,373
                                        -------   -------  --------   --------
COSTS AND EXPENSES:
   Lease operating, including
      production taxes                   22,791    17,101    67,606     47,520
   Oil and gas gathering                  4,145     2,559    12,838      6,636
   Gas marketing                          7,499     3,751    19,885     12,210
   General and administrative             3,829     3,431    12,026      8,258
   Depreciation, depletion, and
      amortization                       17,773    13,932    51,313     36,875
   Interest                               7,729     5,784    22,467     13,379
                                        -------   -------  --------   --------
                                         63,766    46,558   186,135    124,878
                                        -------   -------  --------   --------
       Income before provision for
          income taxes and minority
          interest                       12,186     3,543    37,200     11,495

PROVISION FOR INCOME TAXES:
   Current                                  491       222     2,061        687
   Deferred                               1,705     1,259     7,982      3,895

MINORITY INTEREST IN
   (INCOME) LOSS OF SUBSIDIARY             (163)      662      (361)       662
                                        -------   -------  --------   --------
NET INCOME                              $ 9,827   $ 2,724  $ 26,796   $  7,575
                                        =======   =======  ========   ========
NET INCOME PER SHARE                    $   .40   $   .13  $   1.10   $    .36
                                        =======   =======  ========   ========
Weighted average common shares and
      common equivalent shares
      outstanding                        24,556    21,550    24,454     21,322
                                        =======   =======  ========   ========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                 --------------------------------------------
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   Capital
                                  Common Stock    In Excess
                                 ---------------    of Par   Retained
                                 Shares   Amount    Value    Earnings  Total
                                 ------   ------  ---------  --------  -----
Balance at December 31, 1995     23,661    $118   $149,725   $74,117  $223,960

   Net income                         -       -          -    26,796    26,796
   Exercise of warrants             306       2      1,530         -     1,532
   Exercise of stock options
     and resulting tax effects       96       -        866         -       866
   Cash dividends declared
     ($.08 per share)                 -       -          -    (1,922)   (1,922)
                                 ------    ----   --------   -------  --------
Balance at September 30, 1996    24,063    $120   $152,121   $98,991  $251,232
                                 ======    ====   ========   =======  ========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                           Nine Months Ended
                                                             September 30,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $  26,796  $   7,575
   Adjustments to reconcile net income to
     cash provided by operating activities -
       Depreciation, depletion and amortization              51,313     36,875
       Minority interest in income/(loss) of subsidiary         361       (662)
       Provision for deferred income taxes                    7,982      3,895
                                                          ---------  ---------
                                                             86,452     47,683

     (Increase) decrease in receivables                      (3,763)     3,953
     Increase (decrease) in payables and accrued
         liabilities                                          4,340     (1,531)
     Other                                                   (4,082)    (1,201)
                                                          ---------  ---------
         Cash provided by operating activities               82,947     48,904
                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment -
     Oil and gas properties                                 (92,441)   (78,427)
     Other property and equipment                            (1,567)      (775)
   Purchase of additional interest in subsidiary             (5,213)   (41,594)
   Other                                                     (1,478)      (129)
                                                          ---------  ---------
       Cash used by investing activities                   (100,699)  (120,925)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                       1,753        129
   Advances on revolving credit facility and other
     borrowings                                             108,048     88,410
   Payments on revolving credit facility and other
     borrowings                                             (87,614)   (14,061)
   Dividends paid                                            (2,514)    (1,344)
   Other                                                        873          -
                                                          ---------  ---------
       Cash provided by financing activities                 20,546     73,134
                                                          ---------  ---------
Net increase in cash and cash equivalents                     2,794      1,113

Cash and cash equivalents, beginning of period                2,545        431
                                                          ---------  ---------
Cash and cash equivalents, end of period                  $   5,339  $   1,544
                                                          =========  =========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                          SEPTEMBER 30, 1996 AND 1995

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

2.  SIGNIFICANT ACCOUNTING POLICIES

    Statements of Cash Flows

    During the nine months ended September 30, 1996 and 1995, cash payments for interest totaled $19,141,953 and $14,161,441, respectively. During the nine months ended September 30, 1996 and 1995, cash payments for U.S. Federal and state income taxes totaled $700,000 and $545,453, respectively. Cash payments for Argentina withholding taxes totaling $64,949 were made during the nine months ended September 30, 1996. No cash payments were made for the nine months ended September 30, 1995, for foreign income taxes.

    Depreciation, Depletion, and Amortization

    Amortization per equivalent barrel of the Company's U.S. oil and gas properties for the three months ended September 30, 1996 and 1995, was $3.73 and $3.82, respectively. For the nine months ended September 30, 1996 and 1995, amortization per U.S. equivalent barrel was $3.76 and $3.87, respectively. Amortization per equivalent barrel of the Company's Argentina oil and gas properties for the three months and nine months ended September 30, 1996, was $4.16 and $4.18, respectively. For the three months ended September 30, 1995, amortization per Argentina equivalent barrel was $4.29. The Company had no Argentina operations prior to July 1995.

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

    Earnings of the Company's foreign subsidiaries, Cadipsa S.A. and Vintage Oil Argentina, Inc., are subject to Argentina income taxes. Due to significant Argentina net operating loss carryforwards for both companies, the Company does not expect to pay any foreign income taxes related to these subsidiaries in 1996. No U.S. deferred tax liability has been recognized related to the unremitted earnings of these foreign subsidiaries, as it is the Company's intention, generally, to reinvest such earnings permanently.

3.  LONG-TERM DEBT

    Long-term debt at September 30, 1996, and December 31, 1995, consists of the following:

                                                    September 30,  December 31,
                                                        1996           1995
                                                    -------------  ------------
                                                           (in thousands)
    9% Senior Subordinated Notes Due 2005,
       net of discount.............................    $149,623      $149,592
    Bank revolving credit facility.................     164,800        74,300
    Bank term loan.................................           -        36,736
    5.92% Senior note..............................           -         9,948
    Subsidiary debt (a) -
       International Finance Corporation Notes.....      25,986        28,000
       Bank of Boston Senior note..................           -        20,000
       Other subsidiary debt.......................       3,900         5,200
                                                       --------      --------
                                                        344,309       323,776

    Less - Current portion of long-term debt.......       7,929         7,930
                                                       --------      --------
                                                       $336,380      $315,846
                                                       ========      ========

    (a) Subsidiary debt relates to borrowings of the Company's international subsidiaries and is non-recourse to the Company except for $9.2 million advanced by the International Finance Corporation.

    Bank Revolving Credit Facility

    The Company has available an unsecured revolving credit facility under the Credit Agreement dated August 29, 1996, as amended (the "Credit Agreement"), among the Company, and certain banks. The Credit Agreement establishes a borrowing base (currently $295 million) based on the banks' evaluation of the Company's U.S. and certain Argentina oil and gas reserves.

Outstanding advances under the Company's revolving credit facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt and the portion of the borrowing base attributable to the U.S. reserves at the time. In addition, the Company must pay a commitment fee ranging from 0.250 to 0.375 percent per annum on the unused portion of the banks' commitment. Total outstanding advances at September 30, 1996, were $164.8 million at an average interest rate of approximately 6.5 percent.

On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's U.S. and certain Argentina oil and gas reserves. If the sum of outstanding senior debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding at October 1, 1999, will be payable in 12 equal consecutive quarterly installments commencing January 1, 2000, with maturity at October 1, 2002.

The terms of the Credit Agreement impose certain restrictions on the Company regarding the pledging of assets and limitations on, among other things, additional indebtedness and the payment of dividends and other distributions. In addition, the Credit Agreement requires the maintenance of a minimum current ratio (as defined) and tangible net worth (as defined) of $200 million plus 75 percent of net proceeds of any future equity offerings.

4.  PENDING TRANSACTIONS

On October 3, 1996, the Company entered into an agreement to purchase from Exxon Company, U.S.A. certain oil and gas properties and facilities located in south Alabama for approximately $29.6 million, subject to closing adjustments. Funds for this transaction will be provided through advances under the Company's revolving credit facility. The properties consist of all of Exxon's interests in two fields totaling approximately 5,000 net acres located in Escambia County in south Alabama and are to be operated by Vintage. Current net daily production from the properties averages approximately 1,450 barrels of crude oil and liquids and 2,800 Mcf of gas. The transaction is expected to close in November 1996.

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

                                                Three Months      Nine Months
                                                   Ended            Ended
                                                September 30,    September 30,
                                               --------------   ----------------
                                               1996     1995     1996      1995
                                              ------   ------   ------    ------
    Production:
       Oil (MBbls) -
          U.S..............................    1,910    1,725    5,683     4,933
          Argentina (1)....................    1,115      377    2,966       377
          Total............................    3,025    2,102    8,649     5,310

       Gas, all U.S. (MMcf)................    7,943    8,052   24,535    22,489

       Total MBOE..........................    4,349    3,444   12,738     9,058

    Average prices:
       Oil (per Bbl) -
          U.S..............................   $16.55   $15.12   $17.08    $15.42
          Argentina (1)....................    15.86    14.20    15.87     14.20
          Total............................    16.30    14.96    16.66     15.33

       Gas, all U.S. (per Mcf).............   $ 1.71   $ 1.30   $ 1.70    $ 1.42

-------------------
    (1)  Argentina operations commenced July 5, 1995.

    Average oil and gas prices received by the Company fluctuate generally with changes in the West Texas Intermediate ("WTI") posted prices for oil and spot market prices for gas, however, spot market prices for gas may vary significantly by region. The Company's average gas price for the third quarter of 1996 was 32 percent above the same period in 1995, due primarily to the increases in the average spot market prices for gas. The Company's average gas price for the first nine months of 1996 was negatively impacted by six cents per Mcf as a result of certain gas hedges that were in place for 40,000 Mcf of gas per day for the period January through March 1996. The Company's average gas price for the first nine months of 1996, after the impact of hedging, was 20 percent higher than the same period in 1995.

    The Company experienced a nine percent increase in its average oil price in the third quarter of 1996 compared to the same period in 1995. The Company realized an average oil price, before the impact of hedges, which was approximately 91 percent of WTI posted prices for the third quarters of 1996 and 1995.

    During the third quarter, the impact of oil hedges reduced the Company's overall average oil price $2.62 to $16.30 per barrel. The Company's average Argentina oil price was reduced $3.56 to $15.86 per barrel while its average U.S. oil price was reduced $2.07 to $16.55 per barrel. Approximately 88 percent of the Company's Argentina production and 58 percent of its U.S. oil production (a combined 2.084 million barrels) were covered by oil hedges in the third quarter.

    The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. Currently, the Company has oil hedges (swap agreements) in place for the fourth quarter of 1996 covering 2.204 million barrels at an average NYMEX reference price of $18.27 per barrel. The Company has also entered into oil hedges for the calendar year 1997 covering
2.738 million barrels at an average NYMEX reference price of $19.26. Before the impact of oil hedges, the Company's average realized oil price for the first nine months of 1996 was $17.83 per barrel or approximately 84 percent of the average NYMEX reference price.

    Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced or increased from time to time based on the level of the Company's hedging activities. Based on 1996 third quarter oil production, a change in the average price realized by the Company of $1.00 per Bbl for oil, excluding the impact of hedges, would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $2.2 million and
                              ---------------
$2.9 million, respectively. A change in the average price realized of 10 cents per Mcf for gas, excluding the impact of hedges, would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately
                                              ---------------
$0.5 million and $0.8 million, respectively.


PERIOD TO PERIOD COMPARISONS

    During 1995, the Company made various acquisitions which significantly impacted the period to period comparison for the third quarter and the first nine months of 1996. These acquisitions (the "1995 Acquisitions") include the purchase of certain U.S. oil and gas properties from Texaco Exploration and Production, Inc. ("Texaco") in May 1995, the acquisition of a controlling interest in Cadipsa S.A. ("Cadipsa") in July 1995, the acquisition of Vintage Oil Argentina, Inc. (formerly BG Argentina, S.A.) in September 1995 and the acquisition of certain Argentine oil and gas properties from Astra Compania Argentina de Petroleo S.A. and Shell Compania Argentina de Petroleo S.A. (collectively, the "Astra/Shell Properties") in November 1995 and December 1995, respectively.

     The Company's consolidated revenues and expenses for 1996 and 1995 include the consolidation of 100 percent of Cadipsa from the date of acquisition under the purchase method of accounting. The minority interest in income\loss of subsidiary reflects the portion of Cadipsa's income\loss attributable to the minority ownership during the three months and nine months ended September 30, 1996 and 1995.

 THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED
   SEPTEMBER 30, 1995

     Net income was $9.8 million for the quarter ended September 30, 1996, up 263 percent from $2.7 million for the same period in 1995. Increases in the Company's oil and gas production of 26 percent on an equivalent barrel basis, an increase of 32 percent in natural gas prices, and an increase of nine percent in oil prices are primarily responsible for the increase in net income. The production increases primarily relate to the 1995 Acquisitions and various exploitation and exploration activities on the Company's Argentina properties.

     Oil and gas sales increased $21.0 million (50 percent), to $62.9 million for the third quarter of 1996 from $41.9 million for the third quarter of 1995. A 44 percent increase in oil production and a nine percent increase in average oil prices combined to account for $17.9 million of the increase. A 32 percent increase in average gas prices contributed to an additional $3.1 million increase.

     Lease operating expenses, including production taxes, increased $5.7 million (33 percent), to $22.8 million for the third quarter of 1996 from $17.1 million for the third quarter of 1995, due primarily to the 1995 Acquisitions. Lease operating expenses per equivalent barrel produced increased five percent to $5.24 in the third quarter of 1996 from $4.97 for the same period in 1995.

     General and administrative expenses increased $0.4 million (12 percent), to $3.8 million for the third quarter of 1996 from $3.4 million for the third quarter of 1995, due primarily to the acquisition of Vintage Oil Argentina, Inc. in the fourth quarter of 1995.

     Depreciation, depletion and amortization increased $3.9 million (28 percent), to $17.8 million for the third quarter of 1996 from $13.9 million for the third quarter of 1995, due primarily to the 26 percent increase in production on an equivalent barrel basis. Amortization per equivalent barrel of the Company's U.S. oil and gas properties declined to $3.73 in the third quarter of 1996 from $3.82 in 1995. Amortization per equivalent barrel of the Company's Argentina oil and gas properties for the third quarter of 1996 was $4.16 as compared to $4.29 in 1995.

     Interest expense increased $1.9 million (32 percent), to $7.7 million for the third quarter of 1996 from $5.8 million for the third quarter of 1995, due primarily to a 17 percent increase in the Company's total average outstanding debt related primarily to the 1995 Acquisitions.

 NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED
   SEPTEMBER 30, 1995

     Net income was $26.8 million for the first nine months of 1996, up 253 percent from $7.6 million for the same period in 1995. Increases in the Company's oil and gas production of 41 percent on an equivalent barrel basis, an increase of 20 percent in natural gas prices, and an increase of nine percent in oil prices are primarily responsible for the increase in net income. The production increases primarily relate to the 1995 Acquisitions.

     Oil and gas sales increased $73.0 million (65 percent), to $185.8 million for the first nine months of 1996 from $112.8 million for the first nine months of 1995. A 63 percent increase in oil production and a nine percent increase in average oil prices combined to account for $62.7 million of the increase. A nine percent increase in gas production and a 20 percent increase in average gas prices contributed to an additional $10.3 million increase.

     Oil and gas gathering net margins (revenue less expenses) increased $700,000 (39 percent), to $2.5 million for the first nine months of 1996 from $1.8 million for the first nine months of 1995, due primarily to improved profitability on a gathering system located in Texas, additional net margins from a gathering system located in California acquired from Texaco in May 1995 and increased gas prices.

     Gas marketing net margins (revenue less expenses) increased $200,000 (14 percent), to $1.6 million for the first nine months of 1996 from $1.4 million for the first nine months of 1995, due primarily to an increase in the reserve for doubtful accounts associated with gas sales in the first nine months of 1995 with no similar increase in 1996.

     Lease operating expenses, including production taxes, increased $20.1 million (42 percent), to $67.6 million for the first nine months of 1996 from $47.5 million for the first nine months of 1995. The increase in lease operating expenses is due primarily to the 1995 Acquisitions. Lease operating expenses per equivalent barrel produced increased one percent to $5.31 in the first nine months of 1996 from $5.25 for the same period in 1995.

     General and administrative expenses increased $3.7 million (45 percent), to $12.0 million for the first nine months of 1996 from $8.3 million for the first nine months of 1995, due primarily to the acquisitions of Cadipsa and Vintage Oil Argentina, Inc. in the last half of 1995.

     Depreciation, depletion and amortization increased $14.4 million (39 percent), to $51.3 million for the first nine months of 1996 from $36.9 million for the first nine months of 1995, due primarily to the 41 percent increase in production on an equivalent barrel basis. Amortization per equivalent barrel of the Company's U.S. oil and gas properties declined to $3.76 in the first nine months of 1996 from $3.87 in 1995. Amortization per equivalent barrel of the Company's Argentina oil and gas properties for the first nine months of 1996 was $4.18 as compared to $4.29 in the same period for 1995.

     Interest expense increased $9.1 million (68 percent), to $22.5 million for the first nine months of 1996 from $13.4 million for the first nine months of 1995, due primarily to a 46 percent increase in the Company's total average outstanding debt related primarily to the 1995 Acquisitions.

CAPITAL EXPENDITURES

     During the first nine months of 1996, the Company's U.S. capital expenditures totaled $60.6 million, including $14.0 million for the acquisition of certain producing oil and gas properties from Conoco. Funds for the acquisition were provided by an advance under the Company's revolving credit facility.

     The Company's capital expenditures in Argentina during the nine months ended September 30, 1996, were $34.1 million. These capital expenditures included $5.2 million for the purchase of an additional 24.1 percent of the outstanding common stock of Cadipsa, increasing the Company's total ownership of Cadipsa to 95.7 percent at September 30, 1996.

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

     Under its Credit Agreement dated August 29, 1996, as amended, certain banks have provided to the Company an unsecured revolving credit facility. The revolving credit facility establishes an aggregate borrowing base (currently $295 million) determined by the banks' evaluation of the Company's U.S. and certain Argentina oil and gas reserves.

     Outstanding advances under the revolving credit facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt and the borrowing base attributable to the U.S. reserves at the time. As of October 31, 1996, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances which resulted in an average interest rate of approximately 6.5 percent per annum. In addition, the Company must pay a commitment fee ranging from 0.250 percent to
0.375 percent per annum on the unused portion of the banks' commitment.

     On a semiannual basis, the Company's aggregate borrowing base is redetermined by the banks based upon their review of the Company's U.S. and certain Argentina oil and gas reserves. If the sum of outstanding senior debt exceeds the aggregate borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding at October 1, 1999, will be payable in 12 equal consecutive quarterly installments commencing January 1, 2000, with maturity at October 1, 2002.

     The unused portion of the revolving credit facility was approximately $122 million at October 31, 1996. The unused portion of the revolving credit facility and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional U.S. and Argentina acquisitions are made and properties are added to the borrowing base, the banks' determination of the borrowing base and their commitment may be increased.

INCOME TAXES

     The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. The Company had a current provision of $2.1 million for U.S. income taxes in the first nine months of 1996 and a current provision of $0.7 million in the same period of 1995. The Company has a $5.4 million U.S. alternative minimum tax credit carryforward which does not expire and is available to offset U.S. regular income taxes in future years, but only to the extent that U.S. regular income taxes exceed the U.S. alternative minimum tax in such years.

     Earnings of the Company's foreign subsidiaries, Cadipsa and Vintage Oil Argentina, Inc., are subject to Argentina income taxes. Due to significant Argentina net operating loss carryforwards for both companies, the Company does not expect to pay any foreign income taxes related to these subsidiaries in 1996. No U.S. deferred tax liability has been recognized related to the unremitted earnings of these foreign subsidiaries, as it is the Company's intention, generally, to reinvest such earnings permanently. As a result of the Company's Argentina earnings and U.S. federal tax credits, the Company's effective tax rate for the first nine months of 1996 was 27 percent as compared to 39 percent for the same period of 1995. The Company had no Argentina operations prior to July 1995.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)  Exhibits

                The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

                10.1 Credit Agreement dated as of August 29, 1996, among the
                     Company, as borrower, certain commercial lending institutions, as lenders, and Bank of Montreal, as agent.

                10.2 First Amendment to Credit Agreement dated as of October 21,
                     1996, among the Company, as borrower, certain commercial lending institutions, as lenders, and Bank of Montreal, as agent.

                27.  Financial Data Schedule.

         b)  Reports on Form 8-K
                none

********************************************************************************

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



DATE: November 7, 1996                      \s\ Michael F. Meimerstorf
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

Exhibit
Number                           Description
------       ----------------------------------------


10.1 Credit Agreement dated as of August 29, 1996, among the Company, as borrower, certain commercial lending institutions, as lenders, and Bank of Montreal, as agent.

10.2         First Amendment to Credit Agreement dated as of
             October 21, 1996 among the Company, as borrower, certain commercial lending institutions, as lenders, and Bank of Montreal, as agent.

27.          Financial Data Schedule.