Form 10-Q
period 1997-03-31
VINTAGE PETROLEUM INC
filed 1997-05-09
CIK 809428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

Commission file number  1-10578
                        -------

                            VINTAGE PETROLEUM, INC.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

           Delaware                                              73-1182669
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


4200 One Williams Center                Tulsa, Oklahoma             74172
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (918) 592-0101
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class                                   Outstanding at April 30, 1997
-----------------------------                  -----------------------------
Common Stock, $.005 Par Value                            25,714,443

                                    PART I



                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                         (IN THOUSANDS, EXCEPT SHARES
                            AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                    ASSETS
                                    ------

                                                        March 31,   December 31,
                                                          1997         1996
                                                      -----------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                          $    3,858      $  2,774
   Accounts receivable -
       Oil and gas sales                                  48,412        68,219
       Joint operations                                    5,024         4,445
   Prepaids and other current assets                      10,020         9,252
                                                      ----------      --------

          Total current assets                            67,314        84,690
                                                      ----------      --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, full cost method            1,003,438       964,623
   Oil and gas gathering systems                          13,348        13,489
   Other                                                   8,737         8,439
                                                      ----------      --------

                                                       1,025,523       986,551

   Less accumulated depreciation, depletion and
     amortization                                        295,392       275,392
                                                      ----------      --------

                                                         730,131       711,159
                                                      ----------      --------

OTHER ASSETS, net                                         32,121        18,101
                                                      ----------      --------

   TOTAL ASSETS                                       $  829,566      $813,950
                                                      ==========      ========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                        March 31,   December 31,
                                                          1997         1996
                                                      -----------   ------------
CURRENT LIABILITIES:
   Revenue payable                                      $ 21,470      $ 24,746
   Accounts payable - trade                               19,518        20,355
   Other payables and accrued liabilities                 24,214        26,595
   Current portion of long-term debt                       5,328         6,629
   Acquisition costs payable                                   -        35,051
                                                        --------      --------

       Total current liabilities                          70,530       113,376
                                                        --------      --------

LONG-TERM DEBT, less current portion above               357,156       372,390
                                                        --------      --------

DEFERRED INCOME TAXES                                     62,722        57,610
                                                        --------      --------

OTHER LONG-TERM LIABILITIES                                3,124         3,641
                                                        --------      --------

MINORITY INTEREST IN SUBSIDIARY                            1,945         1,828
                                                        --------      --------

STOCKHOLDERS' EQUITY per accompanying statement:
   Preferred stock, $.01 par, 5,000,000 shares
    authorized, zero shares issued and outstanding             -             -
   Common stock, $.005 par, 40,000,000 shares
    authorized, 25,714,443 and 24,069,112 shares
    issued and outstanding                                   129           120
   Capital in excess of par value                        201,078       152,321
   Retained earnings                                     132,882       112,664
                                                        --------      --------

                                                         334,089       265,105
                                                        --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $829,566      $813,950
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

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                     1997      1996
                                                  ---------- ---------
REVENUES:
   Oil and gas sales                                $83,997   $58,641
   Oil and gas gathering                              4,847     5,015
   Gas marketing                                     10,271     7,220
   Other income                                         119       464
                                                    -------   -------

                                                     99,234    71,340
                                                    -------   -------

COSTS AND EXPENSES:
   Lease operating, including production taxes       24,514    22,072
   Oil and gas gathering                              4,324     4,181
   Gas marketing                                      9,852     6,695
   General and administrative                         4,391     3,811
   Depreciation, depletion and amortization          20,000    17,015
   Interest                                           8,178     7,319
                                                    -------   -------

                                                     71,259    61,093
                                                    -------   -------
       Income before provision for income taxes
          and minority interest                      27,975    10,247

PROVISION FOR INCOME TAXES:
   Current                                            1,415         -
   Deferred                                           5,454     3,065

MINORITY INTEREST IN INCOME OF SUBSIDIARY              (117)       (8)
                                                    -------   -------

NET INCOME                                          $20,989   $ 7,174
                                                    =======   =======

EARNINGS PER SHARE                                  $   .82   $   .30
                                                    =======   =======

Weighted average common shares and common
      equivalent shares outstanding                  25,699    24,303
                                                    =======   =======

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                   -----------------------------------------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  Capital
                                   Common Stock  In Excess
                                  -------------   of Par   Retained
                                  Shares Amount   Value    Earnings     Total
                                  ------ ------  --------- --------    --------

Balance at December 31, 1996      24,069   $120  $152,321  $112,664    $265,105

   Net income                          -      -         -    20,989      20,989
   Issuance of common stock        1,500      8    47,075         -      47,083
   Exercise of stock options and
     resulting tax effects           145      1     1,682         -       1,683
   Cash dividends declared
     ($.03 per share)                  -      -         -      (771)       (771)
                                  ------   ----  --------  --------    --------

Balance at March 31, 1997         25,714   $129  $201,078  $132,882    $334,089
                                  ======   ====  ========  ========    ========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                           1997        1996
                                                        ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $  20,989   $  7,174
   Adjustments to reconcile net income to
       cash provided by operating activities -

       Depreciation, depletion and amortization             20,000     17,015
       Minority interest in income of subsidiary               117          8
       Provision for deferred income taxes                   5,454      3,065
                                                         ---------   --------
                                                            46,560     27,262

   Decrease (increase) in receivables                       19,228     (2,956)
   Decrease in payables and accrued liabilities             (5,795)    (3,541)
   Other                                                      (768)     1,534
                                                         ---------   --------
          Cash provided by operating activities             59,225     22,299
                                                         ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment -
     Oil and gas properties                                (37,346)   (30,048)
     Other property and equipment                             (157)      (376)
   Purchase of subsidiary                                  (27,233)    (3,297)
   Other                                                    (9,890)        52
                                                         ---------   --------
          Cash used by investing activities                (74,626)   (33,669)
                                                         ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                     47,181      1,532
   Sale of 8 5/8% Senior Subordinated Notes                 96,270          -
   Advances on revolving credit facility and other
     borrowings                                             42,908     19,907
   Payments on revolving credit facility and other
     borrowings                                           (168,657)    (9,102)
   Dividends paid                                             (722)      (591)
   Other                                                      (495)       776
                                                         ---------   --------
          Cash provided by financing activities             16,485     12,522
                                                         ---------   --------

Net increase in cash and cash equivalents                    1,084      1,152

Cash and cash equivalents, beginning of period               2,774      2,545
                                                         ---------   --------

Cash and cash equivalents, end of period                 $   3,858   $  3,697
                                                         =========   ========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                            MARCH 31, 1997 AND 1996
1.  GENERAL

  The accompanying financial statements are unaudited. The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. Management believes that all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. These financial statements and notes should be read in conjunction with the 1996 audited financial statements and related notes.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Statements of Cash Flows

  During the three months ended March 31, 1997 and 1996, cash payments for interest totaled $4,387,298 and $3,639,086, respectively. During the three months ended March 31, 1997, cash payments of $85,600 were made for U.S. Federal and state income taxes. During the three months ended March 31, 1996, the Company made no cash payments for U.S. Federal and state income taxes. During the three months ended March 31, 1997 and 1996, the Company made no cash payments for foreign income taxes.

  Depreciation, Depletion and Amortization

  Amortization per equivalent barrel of the Company's U.S. oil and gas properties for the three months ended March 31, 1997 and 1996, was $3.92 and $3.88, respectively. Amortization per equivalent barrel of the Company's Argentina oil and gas properties for the three months ended March 31, 1997 and 1996, was $4.15 and $4.27, respectively. Amortization per equivalent barrel of the Company's Bolivia oil and gas properties for the three months ended March 31, 1997, was $3.66. The Company had no Bolivia operations prior to January 1997.

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

3.   PUBLIC OFFERINGS

  On February 5, 1997, the Company completed a public offering of 1,500,000 shares of its common stock, all of which were sold by the Company. Net proceeds to the Company of approximately $47.1 million were used to repay a portion of existing indebtedness under the Company's revolving credit facility.

  Also on February 5, 1997, the Company issued $100 million of its 8 5/8% Senior Subordinated Notes Due 2009 (the "8 5/8% Notes"). Net proceeds to the Company of approximately $96.3 million were used to repay a portion of existing indebtedness under the Company's revolving credit facility.

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

  The 8 5/8% Notes are unsecured senior subordinated obligations of the Company, rank subordinate in right of payment to all senior indebtedness (as defined) and rank pari passu with the Company's 9% Senior Subordinated Notes Due 2005. The indenture for the 8 5/8% Notes contains limitations on, among other things, additional indebtedness and liens, the payment of dividends and other distributions, certain investments and transfers or sales of assets.

4.  RECENT PRONOUNCEMENT

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), which establishes new standards for computing and presenting earnings per share. The provisions of SFAS No. 128 are effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. If the provisions of SFAS No. 128 had been adopted in the first quarter of 1997 and 1996, basic and diluted earnings per share would have been as follows:

                                                    Quarter Ended March 31,
                                                    -----------------------
                                                      1997           1996
                                                    --------       --------
  Earnings per share:
     Basic                                            $0.84          $0.30
     Diluted                                          $0.82          $0.30

5.  SUBSEQUENT EVENT

  On April 1, 1997, the Company acquired certain producing oil and gas properties and facilities located in the Gulf Coast areas of Texas and Louisiana from subsidiaries of Burlington Resources Inc. ("Burlington") for approximately $101.4 million in cash. Funds for this acquisition were provided by advances under the Company's revolving credit facility. As of March 31, 1997, approximately $11.4 million of the purchase price had been paid to Burlington and is included in Other Assets on the Company's balance sheet.

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

                                               Three Months
                                                   Ended
                                                 March 31,
                                           ------------------
                                            1997        1996
                                           ------     -------
Production:
   Oil (MBbls) -
       U.S...............................   2,015       1,852
       Argentina.........................   1,320         898
       Bolivia (1).......................      25           -
       Total.............................   3,360       2,750

   Gas (MMcf) -
       U.S...............................   7,578       8,405
       Bolivia (1).......................   1,216           -
       Total.............................   8,794       8,405

   Total MBOE............................   4,826       4,151

Average prices:
   Oil (per Bbl) -
       U.S...............................  $19.77      $16.64
       Argentina.........................   17.87       15.87
       Bolivia (1).......................   18.13           -
       Total.............................   19.01       16.39

   Gas (per Mcf) -
       U.S...............................  $ 2.46      $ 1.62
       Bolivia (1).......................    1.22           -
       Total.............................    2.29        1.62
                                           ------      ------

--------------
      (1) Bolivia operations commenced January 1997.

   Average U.S. oil prices received by the Company fluctuate generally with changes in the West Texas Intermediate ("WTI") posted prices for oil. The Company's Argentina oil production is sold at WTI spot prices less a specified differential. The Company experienced a 16 percent increase in its average oil price in the first three months of 1997 compared to the same period in 1996. During the first three months of 1997, the impact of oil hedges reduced the Company's overall average oil price 50 cents to $19.01 per Bbl. Approximately 51 percent of the Company's Argentina oil production (675 MBbls) was covered by oil hedges in the first quarter of 1997. The Company's average Argentina oil price for the first quarter of 1997 was reduced $1.28 to $17.87 per Bbl. The Company had no oil hedges in place for the first quarter of 1996. The Company's average realized oil price, before the impact of oil hedges, for the first quarter of 1997 was 93 percent of WTI posted prices.

   Average gas prices received by the Company fluctuate generally with changes in spot market prices for gas, which may vary significantly by region. The Company's average gas price for the first three months of 1997 was 41 percent higher than the same period in 1996. The Company's average gas price during the first quarter of 1996 was negatively impacted by 18 cents per Mcf as a result of certain gas hedges that were in place for 40,000 Mcf of gas per day for the period January through March 1996.

   The Company has previously engaged in oil and gas hedging activities and will continue to consider various hedging arrangements to realize commodity prices which it considers favorable. Currently, oil hedges for the last three quarters of 1997 cover 2.063 MMBbls at an average NYMEX reference price of $18.92 per Bbl. Before the impact of oil hedges, the Company's average realized oil price for the first quarter of 1997 was $19.51 per Bbl, or approximately 86 percent of the average NYMEX reference price.

   Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on first quarter 1997 oil production, a change in the average oil price realized by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on a quarterly basis of
                                                            ---------------
approximately $2.5 million and $3.3 million, respectively. A 10 cent per Mcf change in the average price realized by the Company for gas would result in a change in net income and cash flow before income taxes on a quarterly basis of
                                                            ---------------
approximately $0.5 million and $0.9 million, respectively, based on first quarter 1997 gas production.

PERIOD TO PERIOD COMPARISONS

PERIOD ENDED MARCH 31, 1997, COMPARED TO PERIOD ENDED MARCH 31, 1996

   Net income was $21.0 million for the quarter ended March 31, 1997, up 192 percent from $7.2 million for the same period in 1996. A 16 percent increase in oil prices, an increase of 41 percent in natural gas prices, and an increase in the Company's oil and gas production of 16 percent on an equivalent barrel basis are primarily responsible for the increase in net income. The production increases primarily relate to the exploitation activities in Argentina, and the acquisitions of Vintage Petroleum Boliviana, Ltd. (formerly Shamrock Ventures (Boliviana) Ltd.) from affiliates of Diamond Shamrock, Inc. and Austrofueguina, S.A. and certain producing oil and gas properties from Exxon Company, U.S.A. and Conoco Inc. (collectively, the "1996 Acquisitions").

   Oil and gas sales increased $25.4 million (43 percent), to $84.0 million for the first quarter of 1997 from $58.6 million for the first quarter of 1996. A 22 percent increase in oil production and a 16 percent increase in average oil prices combined to account for $18.9 million of the increase. A five percent increase in gas production and a 41 percent increase in average gas prices contributed to an additional $6.5 million increase.

   Oil and gas gathering net margins (revenue less expenses) decreased $310,000 (37 percent), to $525,000 for the first quarter of 1997 from $835,000 for the first quarter of 1996, due primarily to increased compression costs and a 43 percent reduction in third party volumes transported at the Company's Galveston Bay gathering facilities and lower margins on two gathering systems in the mid-continent area as a result of amended gathering contracts.

   Lease operating expenses, including production taxes, increased $2.4 million (11 percent), to $24.5 million for the first quarter of 1997 from $22.1 million for the first quarter of 1996. The increase in lease operating expenses is due primarily to costs associated with the 1996 Acquisitions and an increase in severance taxes due to higher product prices. Lease operating expenses per equivalent barrel produced decreased five percent to $5.08 in 1997 from $5.32 for 1996.

   General and administrative expenses increased $600,000 (16 percent), to $4.4 million for the first quarter of 1997 from $3.8 million for the first quarter of 1996, due primarily to the acquisition of Vintage Petroleum Boliviana, Ltd.

   Depreciation, depletion and amortization increased $3.0 million (18 percent), to $20.0 million for the first quarter of 1997 from $17.0 million for the first quarter of 1996, due primarily to the 16 percent increase in production on an equivalent barrel basis. Amortization per equivalent barrel of the Company's U.S. oil and gas properties increased to $3.92 for the first quarter of 1997 from $3.88 for the first quarter of 1996. Amortization per equivalent barrel of the Company's Argentina oil and gas properties for the first quarter of 1997 was $4.15 as compared to $4.27 for the first quarter of 1996. Amortization per equivalent barrel of the Company's Bolivia oil and gas properties for the first quarter of 1997 was $3.66. The Company had no Bolivia operations prior to January 1997.

   Interest expense increased $900,000 (12 percent), to $8.2 million for the first quarter of 1997 from $7.3 million for the first quarter of 1996, due primarily to a 16 percent increase in the Company's total average outstanding debt as a result of the $91 million in acquisitions made in 1996. The increase was partially offset by a decrease in the Company's overall average interest rate from 8.42% in the first quarter of 1996 to 8.09% in the first quarter of 1997.

CAPITAL EXPENDITURES

   During the first three months of 1997, the Company's U.S. and international non-acquisition related capital expenditures totaled $20.1 million and $16.0 million, respectively. Subsequent to March 31, 1997, the Company purchased certain producing oil and gas properties from Burlington Resources Inc. for approximately $101.4 million. Funds for this acquisition were provided by advances under the revolving credit facility. The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flow to fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, will be sufficient to fund its planned 1997 non-acquisition capital expenditures of approximately $64 million in the U.S. and approximately $60 million in South America.

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

LIQUIDITY

   Internally generated cash flow and the borrowing capacity under its revolving credit facility are the Company's major sources of liquidity. In addition, the Company may use other sources of capital, including the issuance of additional debt securities or equity securities, to fund any major acquisitions it might secure in the future and to maintain its financial flexibility. The Company funds its capital expenditures (excluding acquisitions) and debt service requirements primarily through internally generated cash flows from operations. Any excess cash flow is used to reduce outstanding advances under the Company's revolving credit facility.

   In the past, the Company has accessed the public markets to finance significant acquisitions and provide liquidity for its future activities. In conjunction with the purchase of substantial oil and gas assets in 1990, 1992 and 1995, the Company completed three public equity offerings, as well as a public debt offering in 1995, which provided the Company with aggregate net proceeds of approximately $272 million.

    On February 5, 1997, the Company completed a public offering of 1,500,000 shares of its common stock, all of which were sold by the Company. Net proceeds to the Company of approximately $47.1 million were used to repay a portion of existing indebtedness under the Company's revolving credit facility.

   Also on February 5, 1997, the Company issued $100 million of its 8 5/8% Senior Subordinated Notes Due 2009 (the "8 5/8% Notes"). Net proceeds to the Company of approximately $96.3 million were used to repay a portion of existing indebtedness under the Company's revolving credit facility.

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

   The 8 5/8% Notes are unsecured senior subordinated obligations of the Company, rank subordinate in right of payment to all senior indebtedness (as defined) and rank pari passu with the Company's 9% Senior Subordinated Notes Due 2005. The indenture for the 8 5/8% Notes contains limitations on, among other things, additional indebtedness and liens, the payment of dividends and other distributions, certain investments and transfers or sales of assets.

   Under its Credit Agreement dated August 29, 1996, as amended (the "Credit Agreement"), certain banks have provided to the Company an unsecured revolving credit facility. The Credit Agreement establishes a borrowing base (currently $270 million) determined by the banks' evaluation of the Company's U.S. and certain Argentina oil and gas reserves.

   Outstanding advances under the revolving credit facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt and the portion of the borrowing base attributable to the U.S. reserves at the time. As of May 7, 1997, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances which resulted in an average interest rate of approximately 6.9 percent per annum. In addition, the Company must pay a commitment fee ranging from 0.25 to
0.375 percent per annum on the unused portion of the banks' commitment.

   On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's U.S. and certain Argentina oil and gas reserves. If the sum of outstanding senior debt (excluding debt of the Company's foreign subsidiaries) exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding at October 1, 1999, will be payable in 12 equal consecutive quarterly installments commencing January 1, 2000, with maturity at October 1, 2002.

   The unused portion of the revolving credit facility was approximately $82 million at May 7, 1997. The unused portion of the revolving credit facility and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional U.S. and Argentina acquisitions are made and properties are added to the borrowing base, the banks' determination of the borrowing base and their commitment may be increased.

INCOME TAXES

   The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. The Company incurred a current provision for U.S. income taxes of approximately $1.4 million in the first quarter of 1997. The Company had no current provision for U.S. income taxes in the first quarter of 1996. The Company has a $5.4 million U.S. alternative minimum tax credit carryforward which does not expire and is available to offset U.S. regular income taxes in future years, but only to the extent that U.S. regular income taxes exceed the U.S. alternative minimum tax in such years.

   Earnings of the Company's foreign subsidiaries, Cadipsa S.A. and Vintage Oil Argentina, Inc., are subject to Argentina income taxes. Due to significant Argentina net operating loss carryforwards for both companies, the Company does not expect to pay any foreign income taxes related to these subsidiaries in 1997. Earnings of the Company's foreign subsidiary, Vintage Petroleum Boliviana, Ltd., is subject to Bolivia income taxes. Bolivian income taxes are provided on the earnings of this subsidiary based on the tax laws and regulations of Bolivia. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries, as it is the Company's intention, generally, to reinvest such earnings permanently.

FOREIGN OPERATIONS

   Substantially all of the Company's foreign operations are located in Argentina. The Company believes Argentina offers a politically stable environment and does not anticipate any significant change in the near future. The current democratic form of government has been in place since 1983 and, since 1989, has pursued a steady process of privatization, deregulation and economic stabilization and reforms involving the reduction of inflation and public spending. Argentina's 12-month trailing inflation rate measured by the Argentine Consumer Price Index declined from 200.7 percent as of June 1991 to
0.1 percent as of December 1996.

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

   With the purchase of Vintage Petroleum Boliviana, Ltd. (formerly Shamrock Ventures (Boliviana) Ltd.), the Company expanded its international operations into Bolivia. Since the mid-1980's, Bolivia has been undergoing major economic reform including the establishment of a free-market economy and the encouragement of private foreign investment. Economic activities that had been reserved for government corporations were opened to foreign and domestic private investments. Barriers to international trade have been reduced and tariffs lowered. A new investment law and revised codes for mining and the petroleum industry, intended to attract foreign investment, have been introduced.

   On January 1, 1987, a new currency, the Boliviano (Bs), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house (the "Bolsin") which is under the supervision of the Bolivian central bank. Foreign exchange transactions are not subject to any controls. The US$:Boliviano exchange rate at April 30, 1997, was US$1:Bs
5.23. This rate at December 31, 1996, was US$1:Bs 5.19. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

                                    PART II



                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         For information regarding legal proceedings, see the Company's Form 10-K for the year ended December 31, 1996.

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

           2. Purchase and Sale Agreement dated as of February 12, 1997, among the Company, Burlington Resources Oil & Gas Company and Glacier Park Company, and Amendments thereto dated March 11, 1997, and March 20, 1997. (Filed as Exhibit 2. to the Company's report on Form 8-K filed April 16, 1997.)

           4. Indenture dated as February 5, 1997, between The Chase Manhattan Bank, as Trustee, and the Company. (Filed as Exhibit 4.3 to the Company's report on Form 10-K for the year ended December 31, 1996.)

           27. Financial Data Schedule

      b) Reports on Form 8-K

          In connection with the Company's registration statement on Form S-3 (No. 333-19569), Form 8-K was filed January 10, 1997, to report under
          Item 5 certain pro forma financial information of the Company.

    ************************************************************************

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 VINTAGE PETROLEUM, INC.
                                 -----------------------
                                      (Registrant)



DATE:   May 8, 1997                /s/ Michael F. Meimerstorf
       --------------            -----------------------------------------------
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

Exhibit
Number             Description
------    ---------------------------------

  2. Purchase and Sale Agreement dated as of February 12, 1997, among the Company, Burlington Resources Oil & Gas Company and Glacier Park Company, and Amendments thereto dated March 11, 1997, and March 20, 1997. (Filed as Exhibit 2. to the Company's report on Form 8-K filed April 16, 1997.)

  4. Indenture dated as February 5, 1997, between The Chase Manhattan Bank, as Trustee, and the Company. (Filed as Exhibit 4.3 to the Company's report on Form 10-K for the year ended December 31, 1996.)

 27.      Financial Data Schedule