Form 10-Q
period 1997-06-30
VINTAGE PETROLEUM INC
filed 1997-08-13
CIK 809428

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

   (Mark One)

     [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                      OR

     [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from    to

Commission file number   1-10578
                       -----------

                            VINTAGE PETROLEUM, INC.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

          Delaware                                                73-1182669
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 4200 One Williams Center       Tulsa, Oklahoma                   74172
--------------------------------------------------------------------------------
(Address of principal                                           (Zip Code)
  executive offices)

                                (918) 592-0101
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                                  Outstanding at July 31, 1997
        -----                                  ----------------------------

Common Stock, $.005 Par Value                          25,774,443

                                     PART I



                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                          (IN THOUSANDS, EXCEPT SHARES
                             AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                     ASSETS
                                     ------


                                                                 June 30,   December 31,
                                                                   1997         1996
                                                                ----------  ------------

CURRENT ASSETS:
   Cash and cash equivalents                                    $    3,008    $    2,774
   Accounts receivable -
       Oil and gas sales                                            50,298        68,219
       Joint operations                                              5,569         4,445
   Prepaids and other current assets                                14,773         9,252
                                                                ----------    ----------

          Total current assets                                      73,648        84,690
                                                                ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, full cost method                      1,138,839       964,623
   Oil and gas gathering systems                                    13,945        13,489
   Other                                                             9,173         8,439
                                                                ----------    ----------

                                                                 1,161,957       986,551

   Less accumulated depreciation, depletion and amortization       320,498       275,392
                                                                ----------    ----------

                                                                   841,459       711,159
                                                                ----------    ----------

OTHER ASSETS, net                                                   20,744        18,101
                                                                ----------    ----------

   TOTAL ASSETS                                                 $  935,851    $  813,950
                                                                ==========    ==========


           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------




                                                                    June 30,   December 31,
                                                                      1997         1996
                                                                    ---------  ------------
CURRENT LIABILITIES:
   Revenue payable                                                   $ 24,683      $ 24,746
   Accounts payable - trade                                            18,368        20,355
   Other payables and accrued liabilities                              26,980        26,595
   Current portion of long-term debt                                    5,329         6,629
   Acquisition costs payable                                                -        35,051
                                                                     --------      --------

       Total current liabilities                                       75,360       113,376
                                                                     --------      --------

LONG-TERM DEBT, less current portion above                            445,983       372,390
                                                                     --------      --------

DEFERRED INCOME TAXES                                                  61,165        57,610
                                                                     --------      --------

OTHER LONG-TERM LIABILITIES                                             2,794         3,641
                                                                     --------      --------

MINORITY INTEREST IN SUBSIDIARY                                         2,031         1,828
                                                                     --------      --------

STOCKHOLDERS' EQUITY per accompanying statement:
   Preferred stock, $.01 par, 5,000,000 shares authorized,
       zero shares issued and outstanding                                   -             -
   Common stock, $.005 par, 80,000,000 and 40,000,000
       shares authorized, 25,769,443 and 24,069,112 shares
       issued and outstanding                                             129           120
   Capital in excess of par value                                     202,048       152,321
   Retained earnings                                                  146,341       112,664
                                                                     --------      --------

                                                                      348,518       265,105
                                                                     --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $935,851      $813,950
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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
                                                   ---------------------     --------------------
                                                     1997         1996         1997        1996
                                                   -------      --------     --------    --------
REVENUES:
   Oil and gas sales                               $85,366      $64,301      $169,363    $122,942
   Oil and gas gathering                             4,367        5,430         9,214      10,445
   Gas marketing                                    10,567        6,252        20,838      13,472
   Other income (expense)                             (457)          60          (338)        524
                                                   -------      -------      --------    --------
                                                    99,843       76,043       199,077     147,383
                                                   -------      -------      --------    --------
COSTS AND EXPENSES:
   Lease operating, including production taxes      28,876       22,743        53,390      44,815
   Oil and gas gathering                             3,441        4,512         7,765       8,693
   Gas marketing                                     9,979        5,691        19,831      12,386
   General and administrative                        4,861        4,386         9,252       8,197
   Depreciation, depletion and amortization         25,250       16,526        45,250      33,541
   Interest                                          9,774        7,418        17,952      14,737
                                                   -------      -------      --------    --------
                                                    82,181       61,276       153,440     122,369
                                                   -------      -------      --------    --------
       Income before provision for income
          taxes and minority interest               17,662       14,767        45,637      25,014

PROVISION FOR INCOME TAXES:
   Current                                             569        1,569         1,984       1,569
   Deferred                                          2,774        3,212         8,228       6,277

MINORITY INTEREST IN
   INCOME OF SUBSIDIARY                                (86)        (190)         (203)       (198)
                                                   -------      -------      --------    --------
NET INCOME                                         $14,233      $ 9,796      $ 35,222    $ 16,970
                                                   =======      =======      ========    ========
EARNINGS PER SHARE                                 $   .54      $   .40      $   1.36    $    .70
                                                   =======      =======      ========    ========
Weighted average common shares and
      common equivalent shares outstanding          26,313       24,474        25,990      24,400
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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                    --------------------------------------
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)







                                                       Capital
                                     Common Stock     In Excess
                                    --------------      of Par       Retained
                                    Shares  Amount      Value        Earnings        Total
                                    ------  ------   ----------    -----------  ------------

Balance at December 31, 1996        24,069    $120     $152,321       $112,664      $265,105

   Net income                            -       -            -         35,222        35,222
   Issuance of common stock          1,500       8       47,075              -        47,083
   Exercise of stock options and
     resulting tax effects             200       1        2,652              -         2,653
   Cash dividends declared
     ($.06 per share)                    -       -            -         (1,545)       (1,545)
                                   -------    ----     --------       --------      --------
Balance at June 30, 1997            25,769    $129     $202,048       $146,341      $348,518
                                   =======    ====     ========       ========      ========




          See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    Six Months Ended
                                                                        June 30,
                                                                 ---------------------
                                                                   1997        1996
                                                                 ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  35,222   $ 16,970
   Adjustments to reconcile net income to
       cash provided by operating activities -

       Depreciation, depletion and amortization                     45,250     33,541
       Minority interest in income of subsidiary                       203        198
       Provision for deferred income taxes                           8,228      6,277
                                                                 ---------   --------
                                                                    88,903     56,986

   Decrease (increase) in receivables                               16,797     (5,264)
   Increase (decrease) in payables and accrued liabilities             332     (1,196)
   Other                                                            (5,211)     2,425
                                                                 ---------   --------
          Cash provided by operating activities                    100,821     52,951
                                                                 ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment -
       Oil and gas properties                                     (174,216)   (57,494)
       Other property and equipment                                 (1,190)    (1,034)
   Purchase of subsidiaries                                        (39,116)    (4,520)
   Other                                                            (1,687)      (598)
                                                                 ---------   --------
          Cash used by investing activities                       (216,209)   (63,646)
                                                                 ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                             47,718      1,532
   Sale of 8 5/8% Senior Subordinated Notes                         96,270          -
   Advances on revolving credit facility and other borrowings      143,427     26,503
   Payments on revolving credit facility and other borrowings     (169,453)   (14,148)
   Dividends paid                                                   (1,493)    (1,192)
   Other                                                              (847)     1,024
                                                                 ---------   --------
              Cash provided by financing activities                115,622     13,719
                                                                 ---------   --------

Net increase in cash and cash equivalents                              234      3,024

Cash and cash equivalents, beginning of period                       2,774      2,545
                                                                 ---------   --------

Cash and cash equivalents, end of period                         $   3,008   $  5,569
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

                            JUNE 30, 1997 AND 1996

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

2.  SIGNIFICANT ACCOUNTING POLICIES

    Statements of Cash Flows

    During the six months ended June 30, 1997 and 1996, cash payments for interest totaled $14,192,276 and $12,013,947, respectively. During the six months ended June 30, 1997 and 1996, cash payments for U.S. Federal and state income taxes totaled $2,935,100 and $100,000, respectively. During the six months ended June 30, 1997, $5,204 were paid for Argentina withholding taxes. During the six months ended June 30, 1996, the Company made no cash payments for foreign income taxes.

    Depreciation, Depletion and Amortization

    Amortization per equivalent barrel of the Company's oil and gas properties for the three months and six months ended June 30, 1997 and 1996, were as follows:

                          Three Months         Six Months
                         Ended June 30,      Ended June 30,
                        ----------------    ----------------
                          1997    1996        1997    1996
                        -------  -------    ------   -------
        United States     $4.30   $3.68      $4.13    $3.78
        Argentina          4.40    4.14       4.28     4.20
        Bolivia (1)        3.71       -       3.67        -
        Total              4.34    3.79       4.19     3.87
                          -----   -----      -----    -----

      ___________________
      (1) The Company had no Bolivia operations prior to January 1997.

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

4.  RECENT PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), which establishes new standards for computing and presenting earnings per share. The provisions of SFAS No. 128 are effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. If the provisions of SFAS No. 128 had been adopted in the first half of 1997, basic and diluted earnings per share would have been as follows:

                        Three Months      Six Months
                       Ended June 30,   Ended June 30,
                      ---------------- ----------------
                        1997    1996    1997     1996
                      -------  ------- -------  -------

    Earnings per share:
     Basic              $0.55   $0.41   $1.39   $0.71
     Diluted            $0.54   $0.40   $1.36   $0.70


5.  SIGNIFICANT ACQUISITION

    On April 1, 1997, the Company acquired certain producing oil and gas properties and facilities located in the Gulf Coast areas of Texas and Louisiana from subsidiaries of Burlington Resources Inc. for approximately $101.4 million in cash (the "Burlington Acquisition"). Funds for this acquisition were provided by advances under the Company's revolving credit facility.

    If the Burlington Acquisition had been consummated as of January 1, 1996, the Company's unaudited pro forma revenues and net income for the six months ended June 30, 1997 and 1996, would have been as shown below; however, such pro forma information is not necessarily indicative of what actually would have occurred had the transaction occurred on such dates.

                                 Six Months Ended June 30,
                                --------------------------
                                   1997            1996
                                ----------      ----------
                                 (In thousands, except
                                   per share amounts)
       Revenues............       $213,795      $179,945

       Net Income..........       $ 37,971      $ 23,394

       Earnings Per Share..       $   1.44      $    .96


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

                          Three Months Ended     Six Months Ended
                               June 30,              June 30,
                          ------------------     -----------------
                           1997        1996       1997       1996
                          ------      ------     ------     ------
Production:
     Oil (MBbls) -
       U.S............     2,515       1,921      4,530      3,773
       Argentina......     1,407         953      2,727      1,851
       Bolivia (1)....        34           -         59          -
       Total..........     3,956       2,874      7,316      5,624

     Gas (MMcf) -
       U.S............     8,604       8,187     16,182     16,592
       Bolivia (1)....     1,627           -      2,843          -
       Total..........    10,231       8,187     19,025     16,592

     Total MBOE.......     5,661       4,239     10,487      8,390

Average prices:
     Oil (per Bbl) -
       U.S............   $ 17.03      $18.01    $ 18.25    $ 17.34
       Argentina......     17.23       15.89      17.54      15.88
       Bolivia (1)....     17.52           -      17.78          -
       Total..........     17.10       17.31      17.98      16.86

     Gas (per Mcf) -
       U.S............   $  1.84      $ 1.78    $  2.13    $  1.69
       Bolivia (1)....      1.15           -       1.18          -
       Total..........      1.73        1.78       1.99       1.69
                         -------      ------    -------    -------

     _______________________
     (1) Bolivia operations commenced January 1997.

  Average U.S. oil prices received by the Company fluctuate generally with changes in the West Texas Intermediate ("WTI") posted prices for oil. The Company's Argentina oil production is sold at WTI spot prices less a specified differential. The Company experienced a seven percent increase in its average oil price in the first six months of 1997 compared to the same period in 1996. During the first half of 1997, the Company had oil hedges in place on 50 percent of its Argentina oil production (1.358 MMBbls) reducing the average Argentina oil price by 75 cents to $17.54 per Bbl and reducing the Company's overall average oil price by 28 cents to $17.98 per Bbl. The Company had oil hedges in place for the first half of 1996 covering 1.477 MMBbls reducing the Company's overall average oil price 39 cents to $16.86 per Bbl. The Company's average realized oil price, before the impact of oil hedges, for the first half of 1997 was 93 percent of WTI posted prices.

  Average gas prices received by the Company fluctuate generally with changes in spot market prices for gas, which may vary significantly by region. The Company's average gas price for the first six months of 1997 was 18 percent higher than the same period in 1996. The Company's average gas price during the first half of 1996 was negatively impacted by 10 cents per Mcf as a result of certain gas hedges that were in place for 40,000 Mcf of gas per day for the period January through March 1996.

  The Company has previously engaged in oil and gas hedging activities and will continue to consider various hedging arrangements to realize commodity prices which it considers favorable. Currently, oil hedges for the last half of 1997 cover 1.380 MMBbls at an average NYMEX reference price of $18.67 per Bbl. Before the impact of oil hedges, the Company's average realized oil price for the first half of 1997 was $18.26 per Bbl, or approximately 86 percent of the average NYMEX reference price.

  Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on second quarter 1997 oil production, a change in the average oil price realized by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on a quarterly basis of
                                                  ---------------
approximately $2.9 million and $3.9 million, respectively. A 10 cent per Mcf change in the average price realized by the Company for gas would result in a change in net income and cash flow before income taxes on a quarterly basis of
                                                            ---------------
approximately $0.6 million and $1.0 million, respectively, based on second quarter 1997 gas production.

PERIOD TO PERIOD COMPARISONS

 THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

   Net income was $14.2 million for the quarter ended June 30, 1997, up 45 percent from $9.8 million for the same period in 1996. An increase in the Company's oil and gas production of 34 percent on an equivalent barrel basis was primarily responsible for the increase in net income. The production increases primarily relate to the exploitation activities in Argentina, the acquisition of certain producing oil and gas properties from Burlington Resources Inc. (the "Burlington Properties") in April 1997, and the acquisitions of Vintage Petroleum Boliviana, Ltd. (formerly Shamrock Ventures (Boliviana) Ltd.) from affiliates of Diamond Shamrock, Inc. and Austrofueguina, S.A. and certain producing oil and gas properties from Exxon Company, U.S.A. (collectively, the "1996 Acquisitions").

   Oil and gas sales increased $21.1 million (33 percent), to $85.4 million for the second quarter of 1997 from $64.3 million for the second quarter of 1996. A 38 percent increase in oil production, partially offset by a one percent decrease in average oil prices, accounted for $17.9 million of the increase. A 25 percent increase in gas production, partially offset by a three percent decrease in average gas prices, contributed an additional $3.2 million increase.

   Lease operating expenses, including production taxes, increased $6.2 million (27 percent), to $28.9 million for the second quarter of 1997 from $22.7 million for the second quarter of 1996. The increase in lease operating expenses is due primarily to costs associated with the Burlington Properties and the 1996 Acquisitions. Lease operating expenses per equivalent barrel produced decreased to $5.10 in the second quarter of 1997 from $5.37 for the same period in 1996.

   General and administrative expenses increased $500,000 (11 percent), to $4.9 million for the second quarter of 1997 from $4.4 million for the second quarter of 1996, due primarily to the acquisition of Vintage Petroleum Boliviana, Ltd. and the addition of personnel as a result of the acquisition of the Burlington Properties.

   Depreciation, depletion and amortization increased $8.8 million (53 percent), to $25.3 million for the second quarter of 1997 from $16.5 million for the second quarter of 1996, due primarily to the 34 percent increase in production on an equivalent barrel basis. Amortization per equivalent barrel of the Company's U.S. oil and gas properties increased to $4.30 in the second quarter of 1997 from $3.68 in 1996. Amortization per equivalent barrel of the Company's Argentina oil and gas properties for the second quarter of 1997 was $4.40 as compared to $4.14 for the second quarter of 1996. Amortization per equivalent barrel of the Company's Bolivia oil and gas properties for the second quarter of 1997 was $3.71. The Company had no Bolivia operations prior to January 1997.

   Interest expense increased $2.4 million (32 percent), to $9.8 million for the second quarter of 1997 from $7.4 million for the second quarter of 1996, due primarily to a 36 percent increase in the Company's total average outstanding debt as a result of the acquisition of the Burlington Properties and the 1996 Acquisitions. The increase was partially offset by a decrease in the Company's overall average interest rate from 8.59% in the second quarter of 1996 to 8.09% in the second quarter of 1997.

 SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

   Net income was $35.2 million for the first six months of 1997, up 107 percent from $17.0 million for the same period in 1996. Increases in the Company's oil and gas production of 25 percent on an equivalent barrel basis, an increase of 18 percent in natural gas prices, and an increase of seven percent in oil prices are primarily responsible for the increase in net income. The production increases primarily relate to the exploitation activities in Argentina, the acquisition of the Burlington Properties and the 1996 Acquisitions.

   Oil and gas sales increased $46.5 million (38 percent), to $169.4 million for the first six months of 1997 from $122.9 million for the first six months of 1996. A 30 percent increase in oil production and a seven percent increase in average oil prices combined to account for $36.8 million of the increase. A 15 percent increase in gas production and an 18 percent increase in average gas prices contributed an additional $9.7 million increase.

   Oil and gas gathering net margins (revenue less expenses) decreased $300,000 (17 percent), to $1.5 million for the first six months of 1997 from $1.8 million for the first six months of 1996, due primarily to increased compression costs and a 41 percent reduction in third party volumes transported at the Company's Galveston Bay gathering facilities.

   Other income (expense) decreased from $525,000 of income for the first six months of 1996 to net expenses of $350,000 for the first six months of 1997, due primarily to the accrual in the first six months of 1997 for estimated costs related to a gas contract settlement dispute, with no similar accrual in the first six months of 1996.

   Lease operating expenses, including production taxes, increased $8.6 million (19 percent), to $53.4 million for the first six months of 1997 from $44.8 million for the first six months of 1996. The increase in lease operating expenses is due primarily to costs associated with the Burlington Properties, the 1996 Acquisitions and an increase in severance taxes related to higher oil and gas sales. Lease operating expenses per equivalent barrel produced decreased to $5.09 in the first six months of 1997 from $5.34 for the same period in 1996.

   General and administrative expenses increased $1.1 million (13 percent), to $9.3 million for the first six months of 1997 from $8.2 million for the first six months of 1996, due primarily to the acquisition of Vintage Petroleum Boliviana, Ltd. and the addition of personnel as a result of the acquisition of the Burlington Properties.

   Depreciation, depletion and amortization increased $11.8 million (35 percent), to $45.3 million for the first six months of 1997 from $33.5 million for the first six months of 1996, due primarily to the 25 percent increase in production on an equivalent barrel basis. Amortization per equivalent barrel of the Company's U.S. oil and gas properties increased to $4.13 in the first six months of 1997 from $3.78 in 1996. Amortization per equivalent barrel of the Company's Argentina oil and gas properties for the first six months of 1997 was $4.28 as compared to $4.20 for the first six months of 1996. Amortization per equivalent barrel of the Company's Bolivia oil and gas properties for the first six months of 1997 was $3.67. The Company had no Bolivia operations prior to January 1997.

   Interest expense increased $3.3 million (22 percent), to $18.0 million for the first six months of 1997 from $14.7 million for the first six months of 1996, due primarily to a 26 percent increase in the Company's total average outstanding debt as a result of the acquisition of the Burlington Properties and the 1996 Acquisitions. The increase was partially offset by a decrease in the Company's overall average interest rate from 8.46% in the first six months of 1996 to 8.07% in the first six months of 1997.

CAPITAL EXPENDITURES

   During the first six months of 1997, the Company's U.S. and South American non-acquisition related capital expenditures totaled $36.8 million and $31.2 million, respectively. The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flow to fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, will be sufficient to fund its planned total 1997 non-acquisition capital expenditures of approximately $64 million and $60 million in the U.S. and South America, respectively.

   The Company had $106.8 million of oil and gas property acquisition related capital expenditures in the first six months of 1997. The largest of these expenditures was the acquisition on April 1, 1997, of certain producing oil and gas properties located in the Gulf Coast areas of Texas and Louisiana from subsidiaries of Burlington Resources Inc. for approximately $101.4 million in cash. Funds for this acquisition were provided by advances under the Company's revolving credit facility. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under the Company's revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "-Liquidity").

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

   Under its Credit Agreement dated August 29, 1996, as amended (the "Credit Agreement"), certain banks have provided to the Company an unsecured revolving credit facility. The Credit Agreement establishes a borrowing base (currently $385 million, which exceeds the $375 million facility amount) determined by the banks' evaluation of the Company's U.S. and certain Argentina oil and gas reserves.

   Outstanding advances under the revolving credit facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt and the portion of the borrowing base attributable to the U.S. reserves at the time. As of August 6, 1997, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances which resulted in an average interest rate of approximately 6.5 percent per annum. In addition, the Company must pay a commitment fee ranging from 0.25 to
0.375 percent per annum on the unused portion of the banks' commitment.

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

   The unused portion of the revolving credit facility was approximately $185 million at August 6, 1997. The unused portion of the revolving credit facility and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional U.S. and Argentina acquisitions are made and properties are added to the borrowing base, the banks' determination of the borrowing base and their commitment may be increased.

INCOME TAXES

   The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. The Company incurred a current provision for U.S. income taxes of approximately $2.0 million in the first half of 1997. The Company had a current provision for U.S. income taxes of $1.6 million in the first half of 1996. The Company has a $5.4 million U.S. alternative minimum tax credit carryforward which does not expire and is available to offset U.S. regular income taxes in future years, but only to the extent that U.S. regular income taxes exceed the U.S. alternative minimum tax in such years.

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

   On January 1, 1987, a new currency, the Boliviano (Bs), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house (the "Bolsin") which is under the supervision of the Bolivian central bank. Foreign exchange transactions are not subject to any controls. The US$:Boliviano exchange rate at July 31, 1997, was US$1:Bs
5.25. This rate at December 31, 1996, was US$1:Bs 5.19. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

                                    PART II



                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         On April 4, 1997, Mr. Patrick I. Chapman of Hockley, Texas, formerly Vice President-Marketing for the Company, sued the Company in the United States District Court for the Southern District of Texas alleging damages of $1.5 million for breach of an employment contract and damages of $4 million for fraudulent inducement. Additionally, Mr. Chapman seeks exemplary damages of at least $16 million. The case has been reassigned to the United States District Court for the Northern District of Oklahoma, Case No. 97-CV-622-K. Under the "tort-reform" law of Oklahoma, claims for exemplary damages, such as Mr. Chapman's, cannot exceed twice the actual damages proved at trial. The Company intends to vigorously defend itself against Mr. Chapman's allegations. Although the Company cannot predict the outcome of this litigation, based upon the advice of counsel, the Company does not expect this claim to have a material adverse impact on the Company's financial position or results of operations.


         For information regarding other legal proceedings, see the Company's Form 10-K for the year ended December 31, 1996.

Item 2.  Changes in Securities
         ---------------------

         An amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, $.005 par value per share, from 40,000,000 to 80,000,000 was approved by the stockholders of the Company at the Company's Annual Meeting held on May 13, 1997. A Certificate of Amendment was filed with the Secretary of State of Delaware on May 21, 1997.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 13, 1997, in Tulsa, Oklahoma. At the Annual Meeting, the stockholders of the Company elected William C. Barnes as a Class I director of the Company for a three-year term. The stockholders also considered and approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 40,000,000 to 80,000,000 and the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997.

         There were present at the Annual Meeting, in person or by proxy, stockholders holding 21,813,290 shares of the Common Stock of the Company, or 84.83% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.


                                                               Votes                      Broker
                                                 Votes       Against or                    Non-
                                                  For         Withheld      Abstentions   Votes
                                              ------------  ------------   ------------- --------
         1.  Election of Director:

             William C. Barnes                 21,314,506     498,784          -0-          -0-

         2.  Approval of amendment to
             the Company's Restated
             Certificate of Incorporation
             to increase the number of
             authorized shares of Common
             Stock from 40,000,000
             to 80,000,000                     20,990,624     794,570       28,096          -0-

         3.  Ratification of Arthur Andersen
             LLP as independent auditors
             of the Company for fiscal 1997    21,786,859       1,734       24,697          -0-


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

              3.1 Certificate of Amendment of the Company's Restated Certificate of Incorporation.

              3.2 Restated Certificate of Incorporation, as amended, of the Company.

              27.  Financial Data Schedule.

         b) Reports on Form 8-K

              Form 8-K was filed April 16, 1997, to report under Item 2 the acquisition of certain oil and gas properties and facilities from subsidiaries of Burlington Resources Inc. Amendment No. 1 to such Form 8-K was filed June 13, 1997, in order to include financial statements as required by Item 7 with respect to the acquisition of such oil and gas properties and facilities. Such amendment also included under Item 5 certain information with respect to the Company's revolving credit facility.



   ************************************************************************

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 VINTAGE PETROLEUM, INC.
                                 -----------------------
                                      (Registrant)



DATE:  August 13, 1997             /s/ Michael F. Meimerstorf
      ----------------            ----------------------------------------------
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


Exhibit
Number                                Description
------          ------------------------------------------------------

3.1 Certificate of Amendment of the Company's Restated Certificate of Incorporation.

3.2 Restated Certificate of Incorporation, as amended, of the Company.

27.             Financial Data Schedule.