Form 10-Q
period 1997-09-30
VINTAGE PETROLEUM INC
filed 1997-11-12
CIK 809428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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


                                (918) 592-0101
          ----------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Yes   X      No
     ---        ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at October 31, 1997
         -----                                  -------------------------------
Common Stock, $.005 Par Value                             51,558,886

                                    PART I



                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                          (IN THOUSANDS, EXCEPT SHARES
                             AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                     ASSETS
                                     ------


                                                    September 30,  December 31,
                                                        1997           1996
                                                    ------------   -----------

CURRENT ASSETS:
   Cash and cash equivalents                          $    9,125      $  2,774
   Accounts receivable -
       Oil and gas sales                                  54,244        68,219
       Joint operations                                    5,778         4,445
   Prepaids and other current assets                      10,067         9,252
                                                      ----------      --------

          Total current assets                            79,214        84,690
                                                      ----------      --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, full cost method            1,171,006       964,623
   Oil and gas gathering systems                          14,285        13,489
   Other                                                   9,529         8,439
                                                      ----------      --------

                                                       1,194,820       986,551

   Less accumulated depreciation, depletion
     and amortization                                    345,972       275,392
                                                      ----------      --------

                                                         848,848       711,159
                                                      ----------      --------

OTHER ASSETS, net                                         20,265        18,101
                                                      ----------      --------

   TOTAL ASSETS                                       $  948,327      $813,950
                                                      ==========      ========


           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                     September 30,  December 31,
                                                         1997           1996
                                                     ------------   -----------
CURRENT LIABILITIES:
   Revenue payable                                      $ 26,813      $ 24,746
   Accounts payable - trade                               15,548        20,355
   Other payables and accrued liabilities                 26,793        26,595
   Current portion of long-term debt                           -         6,629
   Acquisition costs payable                                   -        35,051
                                                        --------      --------

       Total current liabilities                          69,154       113,376
                                                        --------      --------

LONG-TERM DEBT, less current portion above               447,868       372,390
                                                        --------      --------

DEFERRED INCOME TAXES                                     63,752        57,610
                                                        --------      --------

OTHER LONG-TERM LIABILITIES                                2,531         3,641
                                                        --------      --------

MINORITY INTEREST IN SUBSIDIARY                            2,110         1,828
                                                        --------      --------

STOCKHOLDERS' EQUITY per accompanying statement:
   Preferred stock, $.01 par, 5,000,000 shares
       authorized, zero shares issued and
       outstanding                                             -             -
   Common stock, $.005 par, 80,000,000 shares
       authorized, 51,558,886 and 48,138,224
       shares issued and outstanding                         258           241
   Capital in excess of par value                        202,110       152,200
   Retained earnings                                     160,544       112,664
                                                        --------      --------

                                                         362,912       265,105
                                                        --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $948,327      $813,950
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

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                    Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
                                    ------------------  ------------------
                                      1997      1996        1997     1996
                                    --------   -------  --------   --------

REVENUES:
   Oil and gas sales                $ 88,901   $62,905  $258,264   $185,847
   Oil and gas gathering               4,300     4,865    13,514     15,310
   Gas marketing                      10,803     8,047    31,641     21,519
   Other income                          383       135        45        659
                                    --------   -------  --------   --------

                                     104,387    75,952   303,464    223,335
                                    --------   -------  --------   --------

COSTS AND EXPENSES:
   Lease operating, including
     production taxes                 30,457    22,791    83,847     67,606
   Oil and gas gathering               3,589     4,145    11,354     12,838
   Gas marketing                      10,168     7,499    29,999     19,885
   General and administrative          4,588     3,829    13,840     12,026
   Depreciation, depletion and
     amortization                     26,968    17,773    72,218     51,313
   Interest                            9,503     7,729    27,455     22,467
                                    --------   -------  --------   --------

                                      85,273    63,766   238,713    186,135
                                    --------   -------  --------   --------
       Income before income taxes
          and minority interest       19,114    12,186    64,751     37,200

PROVISION FOR INCOME TAXES:
   Current                             1,309       491     3,293      2,061
   Deferred                            2,571     1,705    10,799      7,982

MINORITY INTEREST IN
   INCOME OF SUBSIDIARY                    -      (163)     (203)      (361)
                                    --------   -------  --------   --------

NET INCOME                          $ 15,234   $ 9,827  $ 50,456   $ 26,796
                                    ========   =======  ========   ========

EARNINGS PER SHARE                      $.29      $.20      $.96       $.55
                                    ========   =======  ========   ========

Weighted average common shares
   and common equivalent shares
   outstanding                        53,180    49,112    52,403     48,908
                                    ========   =======  ========   ========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                  --------------------------------------------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                     Capital
                                     Common Stock   In Excess
                                  ----------------   of Par    Retained
                                    Shares  Amount    Value    Earnings      Total
                                  -------- -------  ---------  ---------  ----------
Balance at December 31, 1996        48,138    $241   $152,200   $112,664   $265,105

   Net income                            -       -          -     50,456     50,456
   Issuance of common stock          3,000      15     47,068          -     47,083
   Exercise of stock options and
     resulting tax effects             421       2      2,842          -      2,844
   Cash dividends declared
     ($.05 per share)                    -       -          -     (2,576)    (2,576)
                                  -------- -------  ---------  ---------  ---------

Balance at September 30, 1997       51,559    $258   $202,110   $160,544   $362,912
                                  ======== =======  =========  =========  =========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   Nine Months Ended
                                                                     September 30,
                                                               -----------------------
                                                                    1997       1996
                                                               -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  50,456   $  26,796
   Adjustments to reconcile net income to
       cash provided by operating activities -

       Depreciation, depletion and amortization                     72,218      51,313
       Minority interest in income of subsidiary                       203         361
       Provision for deferred income taxes                          10,799       7,982
                                                               -----------   ---------
                                                                   133,676      86,452

   Decrease (increase) in receivables                               12,642      (3,763)
   (Decrease) increase in payables and accrued liabilities          (2,294)      4,340
   Other                                                              (500)     (4,082)
                                                               -----------   ---------
          Cash provided by operating activities                    143,524      82,947
                                                               -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment -
       Oil and gas properties                                     (208,021)    (92,441)
       Other property and equipment                                 (1,886)     (1,567)
   Purchase of subsidiaries                                        (39,027)     (5,213)
   Other                                                              (987)     (1,478)
                                                               -----------   ---------
          Cash used by investing activities                       (249,921)   (100,699)
                                                               -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                             47,910       1,753
   Sale of 8 5/8% Senior Subordinated Notes                         96,270           -
   Advances on revolving credit facility and other borrowings      174,858     108,048
   Payments on revolving credit facility and other borrowings     (202,914)    (87,614)
   Dividends paid                                                   (2,266)     (2,514)
   Other                                                            (1,110)        873
                                                               -----------   ---------
          Cash provided by financing activities                    112,748      20,546
                                                               -----------   ---------

Net increase in cash and cash equivalents                            6,351       2,794

Cash and cash equivalents, beginning of period                       2,774       2,545
                                                               -----------   ---------

Cash and cash equivalents, end of period                         $   9,125   $   5,339
                                                               ===========   =========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                          SEPTEMBER 30, 1997 AND 1996

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

2.  SIGNIFICANT ACCOUNTING POLICIES

  Statements of Cash Flows

  During the nine months ended September 30, 1997 and 1996, cash payments for interest totaled $22,384,069 and $19,141,953, respectively. During the nine months ended September 30, 1997 and 1996, cash payments for U.S. Federal and state income taxes totaled $3,385,382 and $700,000, respectively. During the nine months ended September 30, 1997 and 1996, $5,204 and $64,949 were paid for Argentina withholding taxes, respectively.

  Depreciation, Depletion and Amortization

  Amortization per equivalent barrel of the Company's oil and gas properties for the three months and nine months ended September 30, 1997 and 1996, were as follows:

                         Three Months               Nine Months
                      Ended September 30,       Ended September 30,
                      -------------------       -------------------
                        1997       1996           1997       1996
                      -------------------       -------------------

   United States       $4.41    $3.73              $4.23     $3.76
   Argentina            4.45     4.16               4.34      4.18
   Bolivia (1)          3.81        -               3.72         -
   Total                4.39     3.96               4.26      3.90

       _________________
        (1) The Company had no Bolivia operations prior to January 1997.

3. LONG-TERM DEBT

   Long-term debt at September 30, 1997, and December 31, 1996, consisted of the following:


                                                September 30,   December 31,
                                                    1997           1996
                                                ------------    -----------
                                                       (in thousands)

Bank revolving credit facility................  $    199,000    $   200,800
9% Senior Subordinated Notes Due 2005,
  net of discount.............................       149,633        149,633
8 5/8 % Senior Subordinated Notes Due 2009,
  net of discount.............................        99,205              -
Subsidiary debt (a) -
  International Finance Corporation Notes.....             -         25,986
  Other subsidiary debt.......................             -          2,600
                                                ------------    -----------

                                                     447,838        379,019

Less - Current portion of long-term debt (a)..             -          6,629
                                                ------------    -----------

                                                $    447,838    $   372,390
                                                ============    ===========

(a) Subsidiary debt and current portion of long-term debt relate to borrowings of the Company's international subsidiaries and is non-recourse to the Company except for $9.2 million advanced by the International Finance Corporation. The subsidiary debt and current portion of long-term debt were retired on September 15, 1997, with funds provided by advances under the Company's revolving credit facility.

4. PUBLIC OFFERINGS

   On February 5, 1997, the Company completed a public offering of 3,000,000 shares (after giving effect to the two-for-one common stock split effected on October 7, 1997, discussed in Note 7) of its common stock, all of which were sold by the Company. Net proceeds to the Company of approximately $47.1 million were used to repay a portion of existing indebtedness under the Company's revolving credit facility.

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

5. RECENT PRONOUNCEMENT

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), which establishes new standards for computing and presenting earnings per share. The provisions of SFAS No. 128 are effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. If the provisions of SFAS No. 128 had been adopted in the first nine months of 1997, basic and diluted earnings per share (after giving effect to the two-for-one common stock split effected on October 7, 1997, discussed in Note 7) would have been as follows:

                         Three Months           Nine Months
                       Ended September 30,   Ended September 30,
                       -------------------   -------------------
                         1997     1996         1997    1996
                       -------------------   ------------------
  Earnings per share:
     Basic              $0.30    $0.20        $0.99    $0.56
     Diluted            $0.29    $0.20        $0.96    $0.55

6. SIGNIFICANT ACQUISITION

   On April 1, 1997, the Company acquired certain producing oil and gas properties and facilities located in the Gulf Coast areas of Texas and Louisiana from subsidiaries of Burlington Resources Inc. for approximately $101.4 million in cash (the "Burlington Acquisition"). Funds for this acquisition were provided by advances under the Company's revolving credit facility.

   If the Burlington Acquisition had been consummated as of January 1, 1996, the Company's unaudited pro forma revenues and net income for the nine months ended September 30, 1997 and

   1996, would have been as shown below; however, such pro forma information is not necessarily indicative of what actually would have occurred had the transaction occurred on such dates.

                            Nine Months Ended September 30,
                        ---------------------------------------
                               1997                    1996
                        --------------              -----------
                        (In thousands, except per share amounts)
Revenues................       $318,217              $255,897

Net income..............       $ 53,205              $ 33,220

Earnings per share (1)..       $   1.02              $   0.68

     (1) Amounts have been adjusted to give effect to the two-for-one common stock split effected on October 7, 1997, discussed in Note 7.

7. SUBSEQUENT EVENTS

   On September 12, 1997, the Company's Board of Directors approved a two-for-one stock split of its common stock effective October 7, 1997, to shareholders of record on September 26, 1997. All references to the number of shares and per share amounts in the financial statements and notes thereto have been restated to reflect the stock split.

   On October 30, 1997, the Company was awarded in a minor field round of property sales by the Bolivian government the right to enter into a contract for the concession rights of the Naranjillos field located in the Santa Cruz Province of Bolivia. The Company's winning bid was comprised of 17,728 work units to be performed within the next three years and a one million dollar cash payment. The work unit commitment is to be guaranteed by the Company through the issuance of an $88.6 million letter of credit; however, the Company anticipates that it will fulfill its three-year work unit commitment through approximately $45 to $50 million of various seismic and drilling capital expenditures.

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

                        Three Months            Nine Months
                           Ended                   Ended
                       September 30,           September 30,
                      ---------------        ----------------
                       1997     1996          1997      1996
                      ------   ------        ------    ------
Production:
   Oil (MBbls) -
       U.S..........    2,560    1,910        7,090    5,683
       Argentina....    1,430    1,115        4,157    2,966
       Bolivia (1)..       39        -           98        -
       Total........    4,029    3,025       11,345    8,649

   Gas (MMcf) -
       U.S..........   10,020    7,943       26,202   24,535
       Bolivia (1)..    1,711        -        4,554        -
       Total........   11,731    7,943       30,756   24,535

   Total MBOE.......    5,984    4,349       16,471   12,738

Average prices:
   Oil (per Bbl) -
       U.S..........  $ 16.10   $16.55      $ 17.47  $ 17.08
       Argentina....    16.29    15.86        17.11    15.87
       Bolivia (1)..    13.81        -        16.18        -
       Total........    16.15    16.30        17.33    16.66

   Gas (per Mcf) -
       U.S..........  $  2.21   $ 1.71      $  2.16  $  1.70
       Bolivia (1)..     1.02        -         1.12        -
       Total........     2.03     1.71         2.01     1.70

__________________
           (1) Bolivia operations commenced January 1997.

  Average U.S. oil prices received by the Company fluctuate generally with changes in the West Texas Intermediate ("WTI") posted prices for oil. The Company's Argentina oil production is sold at WTI spot prices less a specified differential. The Company experienced a four percent increase in its average oil price in the first nine months of 1997 compared to the same period in 1996. During the nine months of 1997, the Company had oil hedges in place on 49 percent of its Argentina oil production (2.048 MMBbls) reducing the average Argentina oil price by 64 cents to $17.11 per Bbl and reducing the Company's overall average oil price by 23 cents to $17.33 per Bbl. The Company had oil hedges in place for the first nine months of 1996 covering 3.561 MMBbls reducing the Company's overall average oil price $1.17 to $16.66 per Bbl. The Company's average realized oil price, before the impact of oil hedges, for the first nine months of 1997 was 93 percent of WTI posted prices.

  Except for the Company's Bolivian gas production which is sold under a long-term contract, average gas prices received by the Company fluctuate generally with changes in spot market prices for gas, which may vary significantly by region. The Company's average gas price for the first nine months of 1997 was 18 percent higher than the same period in 1996. The Company's average gas price during the first nine months of 1996 was negatively impacted by six cents per Mcf as a result of certain gas hedges that were in place for 40,000 Mcf of gas per day for the period January through March 1996.

  The Company has previously engaged in oil and gas hedging activities and will continue to consider various hedging arrangements to realize commodity prices which it considers favorable. Currently, oil hedges for the fourth quarter of 1997 cover 690 MBbls at an average NYMEX reference price of $18.46 per Bbl. Before the impact of oil hedges, the Company's average realized oil price for the first nine months of 1997 was $17.56 per Bbl, or approximately 84 percent of the average NYMEX reference price.

  Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on third quarter 1997 oil production, a change in the average oil price realized by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on a quarterly basis of
                                                  ---------------
approximately $3.0 million and $3.9 million, respectively. A 10 cent per Mcf change in the average price realized by the Company for gas would result in a change in net income and cash flow before income taxes on a quarterly basis of
                                                            ---------------
approximately $0.7 million and $1.1 million, respectively, based on third quarter 1997 gas production.

PERIOD TO PERIOD COMPARISONS

 THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

   Net income was $15.2 million for the quarter ended September 30, 1997, up 55 percent from $9.8 million for the same period in 1996. An increase in the Company's oil and gas production of 38 percent on an equivalent barrel basis and a 19 percent increase in average gas prices were primarily responsible for the increase in net income. The production increases primarily relate to the acquisition of certain producing oil and gas properties from Burlington Resources Inc. (the "Burlington Properties") in April 1997, the exploitation activities in Argentina, the exploration activities in the Galveston Bay area, and the acquisitions of Vintage Petroleum Boliviana, Ltd. (formerly Shamrock Ventures (Boliviana) Ltd.) from affiliates of Diamond Shamrock, Inc. and Austrofueguina, S.A. and certain producing oil and gas properties from Exxon Company, U.S.A. (collectively, the "1996 Acquisitions").

   Oil and gas sales increased $26.0 million (41 percent), to $88.9 million for the third quarter of 1997 from $62.9 million for the third quarter of 1996. A 33 percent increase in oil production, partially offset by a one percent decrease in average oil prices, accounted for $15.8 million of the increase. A 48 percent increase in gas production, and a 19 percent increase in average gas prices, contributed an additional $10.2 million increase.

   Lease operating expenses, including production taxes, increased $7.7 million (34 percent), to $30.5 million for the third quarter of 1997 from $22.8 million for the third quarter of 1996. The increase in lease operating expenses is due primarily to operating costs associated with the Burlington Properties and the 1996 Acquisitions. Lease operating expenses per equivalent barrel produced decreased to $5.09 in the third quarter of 1997 from $5.24 for the same period in 1996.

   General and administrative expenses increased $800,000 (21 percent), to $4.6 million for the third quarter of 1997 from $3.8 million for the third quarter of 1996, due primarily to the acquisition of Vintage Petroleum Boliviana, Ltd. and the addition of personnel as a result of the acquisition of the Burlington Properties.

   Depreciation, depletion and amortization increased $9.2 million (52 percent), to $27.0 million for the third quarter of 1997 from $17.8 million for the third quarter of 1996, due primarily to the 38 percent increase in production on an equivalent barrel basis. Amortization per equivalent barrel of the Company's oil and gas properties increased to $4.39 in the third quarter of 1997 from $3.96 in 1996.

   Interest expense increased $1.8 million (23 percent), to $9.5 million for the third quarter of 1997 from $7.7 million for the third quarter of 1996, due primarily to a 34 percent increase in the Company's total average outstanding debt as a result of the acquisition of the Burlington Properties and the 1996 Acquisitions. The increase in interest expense was partially offset by a decrease in the Company's overall average interest rate from 8.55% in the third quarter of 1996 to 7.99% in the third quarter of 1997.

 NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

   Net income was $50.5 million for the first nine months of 1997, up 88 percent from $26.8 million for the same period in 1996. Increases in the Company's oil and gas production of 29 percent on an equivalent barrel basis, an increase of 18 percent in natural gas prices, and an increase of four percent in oil prices are primarily responsible for the increase in net income. The production increases primarily relate to the acquisition of the Burlington Properties, exploitation activities in Argentina, exploration activities in the Galveston Bay area, and the 1996 Acquisitions.

   Oil and gas sales increased $72.5 million (39 percent), to $258.3 million for the first nine months of 1997 from $185.8 million for the first nine months of 1996. A 31 percent increase in oil production and a four percent increase in average oil prices combined to account for $52.5 million of the increase. A 25 percent increase in gas production and an 18 percent increase in average gas prices contributed an additional $20.0 million increase.

   Other income decreased $600,000 (92 percent), to $50,000 for the first nine months of 1997 from $650,000 of income for the first nine months of 1996, due primarily to an additional accrual in the first nine months of 1997 for estimated costs related to a gas contract settlement dispute.

   Lease operating expenses, including production taxes, increased $16.2 million (24 percent), to $83.8 million for the first nine months of 1997 from $67.6 million for the first nine months of 1996. The increase in lease operating expenses is due primarily to operating costs associated with the Burlington Properties, the 1996 Acquisitions and an increase in severance taxes related to higher oil and gas sales. Lease operating expenses per equivalent barrel produced decreased to $5.09 in the first nine months of 1997 from $5.31 for the same period in 1996.

   General and administrative expenses increased $1.8 million (15 percent), to $13.8 million for the first nine months of 1997 from $12.0 million for the first nine months of 1996, due primarily to the acquisition of Vintage Petroleum Boliviana, Ltd. and the addition of personnel as a result of the acquisition of the Burlington Properties.

   Depreciation, depletion and amortization increased $20.9 million (41 percent), to $72.2 million for the first nine months of 1997 from $51.3 million for the first nine months of 1996, due primarily to the 29 percent increase in production on an equivalent barrel basis. Amortization per equivalent barrel of the Company's oil and gas properties increased to $4.26 in the first nine months of 1997 from $3.90 in 1996.

   Interest expense increased $5.0 million (22 percent), to $27.5 million for the first nine months of 1997 from $22.5 million for the first nine months of 1996, due primarily to a 29 percent increase in the Company's total average outstanding debt as a result of the acquisition of the Burlington Properties and the 1996 Acquisitions. The increase in interest expense was partially offset by a decrease in the Company's overall average interest rate from 8.46% in the first nine months of 1996 to 8.04% in the first nine months of 1997.

CAPITAL EXPENDITURES

   During the first nine months of 1997, the Company's U.S. and South American non-acquisition related capital expenditures totaled $53.8 million and $43.3 million, respectively. The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments, except for the commitment in Bolivia discussed below. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flow to fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, will be sufficient to fund its planned total 1997 non-acquisition capital expenditures of approximately $64 million and $60 million in the U.S. and South America, respectively. The Company anticipates that its 1998 non-acquisition capital expenditures budget will be significantly higher than the 1997 budget, but will still be funded entirely by cash flow, net of debt obligations.

   On October 30, 1997, the Company was awarded in a minor field round of property sales by the Bolivian government the right to enter into a contract for the concession rights of the Naranjillos field located in the Santa Cruz Province of Bolivia. The Company's winning bid was comprised of 17,728 work units to be performed within the next three years and a one million dollar cash payment. The work unit commitment is to be guaranteed by the Company through the issuance of an $88.6 million letter of credit; however, the Company anticipates that it will fulfill its three-year work unit commitment through approximately $45 to $50 million of various seismic and drilling capital expenditures.

   The Company had $111.7 million of oil and gas property acquisition related capital expenditures in the first nine months of 1997. The largest of these expenditures was the acquisition on April 1, 1997, of certain producing oil and gas properties located in the Gulf Coast areas of Texas and Louisiana from subsidiaries of Burlington Resources Inc. for approximately $101.4 million in cash. Funds for this acquisition were provided by advances under the Company's revolving credit facility. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under the Company's revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "Liquidity").

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

   On February 5, 1997, the Company completed a public offering of 3,000,000 shares (after giving effect to the two-for-one common stock split effected on October 7, 1997) of its common stock, all of which were sold by the Company. Net proceeds to the Company of approximately $47.1 million were used to repay a portion of existing indebtedness under the Company's revolving credit facility.

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

   Outstanding advances under the revolving credit facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt and the portion of the borrowing base attributable to the U.S. reserves at the time. As of November 6, 1997, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances which resulted in an average interest rate of approximately 6.4 percent per annum. In addition, the Company must pay a commitment fee ranging from 0.25 to 0.375 percent per annum on the unused portion of the banks' commitment.

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

   The unused portion of the revolving credit facility was approximately $170 million at November 6, 1997 ($82 million after the effect of the $88.6 million letter of credit to be issued in connection with the recent acquisition in Bolivia). The Company has recently requested an increase in its revolving credit facility which, if approved by the banks, would increase the unused portion under the facility by approximately $75 million based on preliminary indications from the Company's agent bank. The unused portion of the revolving credit facility and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional U.S. and Argentina acquisitions are made and properties are added to the borrowing base, the banks' determination of the borrowing base and their commitment may be increased.

INCOME TAXES

   The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. The Company incurred a current provision for U.S. income taxes of approximately $2.7 million in the first nine months of 1997. The Company had a current provision for U.S. income taxes of $2.1 million in the first nine months of 1996. The Company has a $4.8 million U.S. alternative minimum tax credit carryforward which does not expire and is available to offset U.S. regular income taxes in future years, but only to the extent that U.S. regular income taxes exceed the U.S. alternative minimum tax in such years.

   Earnings of the Company's foreign subsidiaries, Cadipsa S.A. and Vintage Oil Argentina, Inc., are subject to Argentina income taxes. Due to significant Argentina net operating loss carryforwards for both companies, the Company does not expect to pay any foreign income taxes related to these subsidiaries in 1997. Earnings of the Company's foreign subsidiary, Vintage Petroleum Boliviana, Ltd., are subject to Bolivia income taxes. Bolivian income taxes are provided on the earnings of this subsidiary based on the tax laws and regulations of Bolivia and for the first nine months of 1997 the subsidiary incurred a current provision for Bolivian income taxes of $0.6 million. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries, as it is the Company's intention, generally, to reinvest such earnings permanently.

FOREIGN OPERATIONS

   Substantially all of the Company's foreign operations are located in Argentina. The Company believes Argentina offers a politically stable environment and does not anticipate any significant change in the near future. The current democratic form of government has been in place since 1983 and, since 1989, has pursued a steady process of privatization, deregulation and economic stabilization and reforms involving the reduction of inflation and public spending. Argentina's 12-month trailing inflation rate measured by the Argentine Consumer Price Index declined from 200.7 percent as of June 1991 to
0.6 percent as of September 1997.

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

   With the purchase of Vintage Petroleum Boliviana, Ltd., the Company expanded its international operations into Bolivia. Since the mid-1980's, Bolivia has been undergoing major economic reform including the establishment of a free-market economy and the encouragement of private foreign investment. Economic activities that had been reserved for government corporations were opened to foreign and domestic private investments. Barriers to international trade have been reduced and tariffs lowered. A new investment law and revised codes for mining and the petroleum industry, intended to attract foreign investment, have been introduced.

   On January 1, 1987, a new currency, the Boliviano ("Bs"), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house (the "Bolsin") which is under the supervision of the Bolivian central bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at September 30, 1997, was US$1:Bs 5.29. This rate at December 31, 1996, was US$1:Bs 5.19. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

                                    PART II



                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         For information regarding legal proceedings, see the Company's Form 10-Q for the six months ended June 30, 1997, and its Form 10-K for the year ended December 31, 1996.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         not applicable.

Item 5.  Other Information
         -----------------

         not applicable.

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

               27. Financial Data Schedule.

          b) Reports on Form 8-K
              None.



    ************************************************************************

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 VINTAGE PETROLEUM, INC.
                                 -----------------------
                                      (Registrant)


DATE:   November 12, 1997          /s/ Michael F. Meimerstorf
        ------------------         -----------------------------------------
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


Exhibit
Number                             Description
------                        ----------------------

27.                           Financial Data Schedule.