Form 10-K
period 1997-12-31
VINTAGE PETROLEUM INC
filed 1998-03-30
CIK 809428

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                      OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from          to

                        COMMISSION FILE NUMBER 1-10578

                            VINTAGE PETROLEUM, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                     73-1182669
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)


       4200 ONE WILLIAMS CENTER
           TULSA, OKLAHOMA                                    74172
(Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code:  (918) 592-0101

          Securities registered pursuant to Section 12(b) of the Act:
                                                NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                    ON WHICH REGISTERED
          -------------------                    -------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


    As of March 17, 1998, 51,636,086 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $683,917,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, are incorporated by reference into Parts I and II of this Form 10-K.

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1998, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                            VINTAGE PETROLEUM, INC.

                                   FORM 10-K

                         YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                    PART I

Items 1
 and 2.     Business and Properties........................................   1

Item 3.     Legal Proceedings..............................................  26

Item 4.     Submission of Matters to a Vote of
            Security-Holders...............................................  27

Item 4A.    Executive Officers of the Registrant...........................  27

                                    PART II

Item 5.     Market for Registrant's Common Equity
            and Related Stockholder Matters................................  30

Item 6.     Selected Financial Data........................................  30

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................  30

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....  30

Item 8.     Financial Statements and Supplementary Data....................  30

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........................  30

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant.............  30

Item 11.    Executive Compensation.........................................  30

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management..........................................  30

Item 13.    Certain Relationships and Related Transactions.................  31

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K........................................  31

Signatures.................................................................  34

                              CERTAIN DEFINITIONS

AS USED IN THIS FORM 10-K:

    Unless the context requires otherwise, all references to the "Company" include Vintage Petroleum, Inc., its consolidated subsidiaries and its proportionately consolidated general partner interests in various limited partnerships and joint ventures.

    "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbls" means thousand barrels, "MMBbls" means million barrels, "BOE" means equivalent barrels of oil, "MBOE" means thousand equivalent barrels of oil and "MMBOE" means million equivalent barrels of oil. Unless otherwise indicated in this Form 10-K, gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60/o/ Fahrenheit. Equivalent barrels of oil are determined using the ratio of six Mcf of gas to one Bbl of oil. The term "gross" refers to the total acres or wells in which the Company has a working interest, and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company. "Net production" means production that is owned by the Company less royalties and production due others. The terms "net" and "net production" include 100 percent of the Company's subsidiary Cadipsa S.A. and do not reflect reductions for minority interest ownership. The term "oil" includes crude oil, condensate and natural gas liquids.

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

                          FORWARD-LOOKING STATEMENTS

    THIS FORM 10-K INCLUDES CERTAIN STATEMENTS THAT MAY BE DEEMED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL STATEMENTS IN THIS FORM 10-K, OTHER THAN STATEMENTS OF HISTORICAL FACTS, THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS, BELIEVES OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), THE DRILLING OF WELLS, RESERVE ESTIMATES, FUTURE PRODUCTION OF OIL AND GAS, FUTURE CASH FLOWS, FUTURE RESERVE ACTIVITY AND OTHER SUCH MATTERS ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THE EXPECTATIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS WITHIN THE BOUNDS OF ITS KNOWLEDGE OF ITS BUSINESS, SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ACTUAL RESULTS OR DEVELOPMENTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.

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

                                    PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

GENERAL

    Vintage Petroleum, Inc. (the "Company") is an independent oil and gas company focused on the acquisition of producing oil and gas properties which contain the potential for increased value through exploitation and development. The Company, through its experienced management and engineering staff, has been successful in realizing such potential on prior acquisitions through workovers, recompletions, secondary recovery operations, operating cost reductions, and the drilling of development or infill wells. The Company believes that its primary strengths are its ability to add reserves at attractive prices through property acquisitions and subsequent exploitation, and its low cost operating structure. These strengths have allowed the Company to substantially increase reserves, production and cash flow during the last five years. As the Company has grown its cash flow and added to its technical staff, exploration has become a larger focus for its future growth. Planned exploration expenditures for 1998 of approximately $65 million represent 35 percent of the Company's 1998 capital budget, excluding acquisitions.

    At December 31, 1997, the Company owned and operated producing properties in 10 states, with its domestic proved reserves located primarily in four core areas: the West Coast, Gulf Coast, East Texas and Mid-Continent areas of the United States. During 1996 and the first half of 1997, the Company expanded its Gulf Coast area through the acquisition of the Exxon Properties, the Conoco Properties and the Burlington Properties. See "--Acquisition Activities." In addition, the Company established a new core area in 1995 by acquiring 12 oil concessions, 11 of which are producing and operated by the Company, in the south flank of the San Jorge Basin in southern Argentina. The Company in 1996 expanded its South American operations into Bolivia through the acquisition of Vintage Petroleum Boliviana Ltd. (formerly Shamrock Ventures (Boliviana) Ltd.) ("Vintage Boliviana") which owns and operates three blocks covering approximately 570,000 acres in the Chaco Plains area of southern Bolivia. During 1997, the Company enhanced its operations in Bolivia by obtaining the concession rights to the Naranjillos concession located in the Santa Cruz Province.

    As of December 31, 1997, the Company owned interests in 3,815 gross (2,778 net) producing wells in the United States, of which approximately 78 percent are operated by the Company, 699 gross (686 net) producing wells in Argentina, of which approximately 98 percent are operated by the Company, and 7 gross (6 net) producing wells in Bolivia, 100 percent of which are operated by the Company.
As of December 31, 1997, the Company's properties had proved reserves of 279.8 MMBOE, comprised of 187.8 MMBbls of oil and 552.2 Bcf of gas, with a present value of estimated future net revenues before income taxes (utilizing a 10 percent discount rate) of $1.2 billion and a standardized measure of discounted future net cash flows of $1.0 billion.

    The Company has consistently achieved growth in proved reserves, production and revenues and has been profitable every full year since its founding in 1983. From the first quarter of 1995 through the fourth quarter of 1997, the Company increased its average net daily production from 17,000 Bbls of oil to 44,700 Bbls of oil and from 77,000 Mcf of gas to 129,700 Mcf of gas.

    Financial information relating to the Company's industry segments is set forth in "Note 8 to Consolidated Financial Statements - Segment Information" which is incorporated by reference from page 45 of the Company's 1997 Annual Report to Stockholders.

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

BUSINESS STRATEGY

    The Company's overall goal is to maximize its value through profitable growth in its oil and gas reserves and production. The Company has been successful at achieving this goal through its ongoing strategy of (a) acquiring producing oil and gas properties, at favorable prices, with significant exploitation potential, (b) focusing on low risk exploitation and development activities to maximize production and ultimate reserve recovery, (c) exploring non-producing properties, (d) maintaining a low cost operating structure, and
(e) maintaining financial flexibility. Key elements of the Company's strategy include:

    . Acquisitions of Producing Properties. The Company has an experienced management and engineering team which focuses on acquisitions of operated producing properties that meet its selection criteria which include (a) significant potential for increasing reserves and production through low risk exploitation and development, (b) attractive purchase price, and (c) opportunities for improved operating efficiency. The Company's emphasis on property acquisitions reflects its belief that continuing consolidation and restructuring activities on the part of major integrated and large independent oil companies has afforded in recent years, and should afford in the future, attractive opportunities to purchase domestic and international producing properties. This acquisition strategy has allowed the Company to rapidly grow its reserves at favorable acquisition prices. From January 1, 1995, through December 31, 1997, the Company acquired 164.4 MMBOE of proved oil and gas reserves at an average acquisition cost of $2.67 per BOE, which is significantly below the industry average. The Company replaced through acquisitions approximately 3.1 times its production of 52.6 MMBOE during the same period.

    . Exploitation and Development. The Company pursues workovers, recompletions, secondary recovery operations and other production optimization techniques on its properties, as well as development and infill drilling, to offset normal production declines and replace the Company's annual production. From January 1, 1995, through December 31, 1997, the Company spent approximately $227.9 million on exploitation and development activities. During this period, the Company's recompletion and workover activities resulted in improved production or operating efficiencies in approximately 75 percent of these operations, and the result of all of its exploitation activities, including development and infill drilling, succeeded in replacing approximately 81 percent of production during this period. The Company has an extensive inventory of exploitation and development opportunities including identified projects which represent an inventory of over 10 years at current activity levels. The Company anticipates spending approximately $45 million in the United States and approximately $75 million in Argentina and Bolivia during 1998 on exploitation and development projects.

    . Exploration. The Company's overall exploration strategy balances high potential international prospects with lower risk drilling in known formations in the United States and Argentina. This prospect mix and the Company's practice of risk-sharing with industry partners is intended to lower the incidence and costs of dry holes. The Company makes extensive use of geophysical studies, including 3-D seismic, which further reduce the cost and increase the success of its exploration program. From January 1, 1995, through December 31, 1997, the Company spent approximately $64.6 million on exploration activities, including the drilling of 50 gross (29.95 net) exploration wells, of which approximately 56 percent gross (60 percent net) were productive. The Company has increased its exploration budget to approximately $65 million in 1998, with spending planned in its core areas in the United States and Argentina as well as Bolivia.

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

    . Financial Flexibility. The Company is committed to maintaining substantial financial flexibility, which management believes is important for the successful execution of its acquisition, exploitation and exploration strategy. In conjunction with the purchase of substantial oil and gas assets in 1990, 1992 and 1995, the Company completed three public equity offerings, as well as a public debt offering in 1995. The Company also successfully completed simultaneous public debt and equity offerings in February 1997. These six offerings provided the Company with aggregate net proceeds of approximately $416 million. In addition to accessing the public capital markets, the Company currently has approximately $130 million of availability under its revolving credit facility.

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

    Since the Company's incorporation in May 1983, it has been actively engaged in the acquisition of producing oil and gas properties primarily in the Gulf Coast, East Texas and Mid-Continent areas of the United States, and in California since April 1992. In 1995, a series of acquisitions made by the Company established a new core area in the San Jorge Basin in southern Argentina. In late 1996, that core area was expanded into Bolivia.

    From January 1, 1995, through December 31, 1997, the Company made oil and gas property acquisitions involving total costs of approximately $439 million. As a result of these acquisitions, the Company acquired approximately 164.4 MMBOE of proved oil and gas reserves. The following table summarizes the Company's acquisition experience during the periods indicated:





                                                      Proved Reserves When Acquired   Acquisition
                                                     -------------------------------   Cost Per
                                      Acquisition       Oil         Gas                BOE When
                                         Costs        (MBbls)     (MMcf)      MBOE     Acquired
                                     --------------  ----------  ---------  --------  -----------
                                     (In thousands)
U.S. Acquisitions
1995..................................  $ 38,896        8,840      39,486     15,421      $2.52
1996..................................    50,480        8,095      20,787     11,560       4.37
1997..................................   133,548       24,653      62,253     35,029       3.81
                                        --------      -------     -------    -------
   Total U.S. Acquisitions............   222,924       41,588     122,526     62,010       3.60
                                        --------      -------     -------    -------

Argentina Acquisitions
1995..................................   168,762       65,653          --     65,653       2.57
1996..................................     3,754        2,849          --      2,849       1.32
1997..................................        --           --          --         --         --
                                        --------      -------     -------    -------
   Total Argentina Acquisitions.......   172,516       68,502          --     68,502       2.52
                                        --------      -------     -------    -------

Bolivia Acquisitions
1996..................................    37,048        4,953      57,758     14,579       2.54
1997..................................     6,201          758     111,212     19,293       0.32
                                        --------      -------     -------    -------
   Total Bolivia Acquisitions.........    43,249        5,711     168,970     33,872       1.28
                                        --------      -------     -------    -------
     Total U.S. and International
        Acquisitions..................  $438,689      115,801     291,496    164,384      $2.67
                                        ========      =======     =======    =======

    The following is a brief discussion of significant acquisitions in recent years:

    1995 Acquisitions.

         United States.  In May 1995, the Company purchased all of Texaco's
         -------------
interests in nine oil fields and seven gas fields in California located primarily in Kern, Ventura, Los Angeles, Orange and Santa Barbara Counties and the Sacramento Basin area for $26.7 million in cash (the "Texaco Properties"). Netherland, Sewell & Associates, Inc. ("Netherland, Sewell") estimated that proved reserves attributable to these properties at the date of acquisition were approximately 7.5 MMBbls of oil and 16.4 Bcf of gas. The Company identified numerous exploitation opportunities in these properties including development drilling, recompletions, steam flood expansions as well as lease operating expense efficiencies.

         International.  In the third quarter of 1995, the Company closed two
         -------------
acquisitions of related properties located in the south flank of the San Jorge Basin in southern Argentina, establishing a new core area for the Company. On July 5, 1995, the Company purchased approximately 51.8 percent of the outstanding common stock of Cadipsa S.A. ("Cadipsa") for 605,616 shares (after giving effect to the Company's two-for-one common stock split effected on October 7, 1997) of the Company's common stock (then valued at $5.7 million) and $7.4 million in cash. Cadipsa's major assets included a 100 percent working interest in two concessions and a 50 percent working interest in three additional concessions, all five of which were mature, producing and operated by Cadipsa, covering approximately 322,000 gross acres. Cadipsa's net daily production at the date of acquisition was approximately 3,700 Bbls of mid-gravity oil from multiple zones at depths between 2,500 feet and 5,500 feet. The Company has subsequently purchased an additional 45 percent of Cadipsa which increased its total ownership to approximately 97 percent at December 31, 1997. Effective July 1, 1997, the operations of Cadipsa were merged into Vintage Argentina, a wholly owned subsidiary of the Company, and Cadipsa is currently awaiting governmental approval of formal dissolution.

    On September 29, 1995, the Company purchased 100 percent of the outstanding common stock of BG Argentina, S.A. (subsequently renamed Vintage Oil Argentina, Inc.) ("Vintage Argentina") from British Gas plc, for $37 million in cash. Vintage Argentina's major assets consist of a 50 percent working interest in three of the producing concessions previously operated by Cadipsa now operated by Vintage Argentina.

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

    1996 Acquisitions.

         United States.  On January 31, 1996, the Company purchased interests in
         -------------
two fields located in south-central Louisiana from Conoco Inc. for $13.9 million (the "Conoco Properties"). Funds were provided by advances under the Company's revolving credit facility. The Conoco Properties included 26 gross (21 net) productive wells with daily net production at the time of acquisition of approximately 1,000 Bbls of oil and 550 Mcf of gas. All of the wells are now operated by the Company. The primary producing sands include the

Ortego A, Haas, Tate, Wilcox 1 through 6 and the Middle and Basal Cockfield at depths ranging from 7,500 feet to 12,000 feet. Exploitation activities include workovers, recompletions and development drilling.

    On November 20, 1996, the Company purchased certain producing oil and gas properties and facilities from Exxon Company, U.S.A. located in south Alabama for approximately $29.4 million in cash (the "Exxon Properties"). Funds were provided by advances under the Company's revolving credit facility. The Exxon Properties include an interest in two fields totaling approximately 5,000 net acres with a total of 17 gross (9.9 net) productive wells with net daily production at the time of acquisition of approximately 1,450 Bbls of oil and liquids and 2,800 Mcf of gas. All of the wells are now operated by the Company. The primary producing sands are the Smackover and Norphlet at depths of approximately 15,000 feet. Exploitation activities include operating cost reductions, treating plant efficiencies, workovers and infill drilling.

         International.  In November 1996, the Company agreed to purchase 100
         -------------
percent of the outstanding common stock of Vintage Boliviana from affiliates of Ultramar Diamond Shamrock Corporation for approximately $29.0 million in cash. In addition, at closing on January 7, 1997, the Company repaid all of Vintage Boliviana's existing bank debt (approximately $9.2 million). Funds for the purchase of the stock and the repayment of debt were provided by advances under the Company's revolving credit facility. Vintage Boliviana's assets included (a) oil and gas properties valued at $37.0 million (including the effect of approximately $7.0 million of deferred income taxes recorded under the purchase method of accounting), and (b) inventory, receivables, cash and other assets net of liabilities (other than bank debt repaid at closing) of approximately $8.2 million. The acquisition of Vintage Boliviana represented an extension of the Company's South American operating area that was initially established through a series of acquisitions in Argentina during 1995.

    The oil and gas properties of Vintage Boliviana consist of three blocks, totaling approximately 570,000 acres, in the Chaco Plains area of southern Bolivia. This region has experienced the greatest amount of exploration and currently accounts for the majority of the country's production. The properties consist of a 100 percent interest in the Chaco and Porvenir blocks and a 50 percent interest in the Nupuco block.

    Proved reserves at the time of acquisition, as estimated by Netherland, Sewell, were 57.8 Bcf of gas and 5.0 MMBbls of oil. Net daily production at the time of acquisition was approximately 14,500 Mcf of gas and 230 Bbls of condensate. The average 1997 realized price for natural gas on the properties was approximately $1.10 per Mcf. The purchase also included a 29 mile gas pipeline and an interest in a gas processing plant with a capacity of 110 MMcf per day. Liquids are transferred through the pipeline to the processing plant. The current market for the gas is Argentina.

    The Company believes that the Vintage Boliviana properties contain substantial upside potential which may be realized through exploitation and future exploration. Bolivia occupies a strategic position in the area known as the "Southern Cone" of South America. The Company expects that gas will be the key energy source for the developing regional economies. The development of the sizable gas reserves in southern Bolivia will play an important role as a source of energy for the net importing countries of this region, the most significant of which is Brazil. Third parties are constructing a gas pipeline from Santa Cruz, Bolivia to Sao Paulo, Brazil with completion scheduled for early 1999.
The Company has begun work to evaluate the exploration prospects on the Bolivian properties in order to be ready to take advantage of the increased market for Bolivian gas that should occur when the pipeline to Brazil is completed.

    1997 Acquisitions.

         United States.  During 1997, the Company acquired, through several
         -------------
transactions, oil and gas properties for an aggregate purchase price of approximately $133.5 million. Based on estimates prepared by the Company, except with respect to the Burlington Properties described below which estimates were prepared by Netherland, Sewell, proved reserves as of the dates of the various acquisitions aggregated

24.7 MMBbls of oil and 62.3 Bcf of gas, or a total of 35.0 MMBOE. These reserves were acquired at an average cost of $3.81 per BOE.

    On April 1, 1997, the Company purchased certain producing oil and gas properties and facilities located in the gulf coast of Texas and Louisiana from subsidiaries of Burlington Resources Inc. (the "Burlington Properties") for approximately $102.7 million in cash. Funds were provided by advances under the revolving credit facility. The Burlington Properties consist of several key onshore fields, five offshore fields and a number of smaller fields covering a total of 74,547 gross (67,970 net) acres. Approximately 47 percent of this acreage is associated with offshore fields. The Company now operates the Burlington Properties with current net daily production of approximately 5,600 Bbls of crude oil and 17,000 Mcf of gas. At April 1, 1997, the Burlington Properties totaled 24.3 MMBbls of oil and 25.2 Bcf of gas for a total of 28.5 MMBOE of proved reserves as estimated by Netherland, Sewell. The two largest fields obtained in the purchase of the Burlington Properties are Luling Branyon and West Ranch. For a brief description of these fields, see "--Oil and Gas Properties--Gulf Coast Area."

         International.  On December 10, 1997, the Company entered into a
         -------------
contract with the Bolivian government for the concession rights to the Naranjillos concession located in the Santa Cruz Province of Bolivia. The Company's contract required a $1.0 million cash payment and a commitment to perform 17,728 work units within the next three years. The work unit commitment is guaranteed by the Company through the issuance of an $88.6 million letter of credit; however, the Company anticipates that it will fulfill its three-year work unit commitment through approximately $45 to $50 million of various seismic and drilling capital expenditures.

    The Naranjillos concession is located approximately 25 miles west of the city of Santa Cruz, Bolivia, and contained proved reserves of 116 Bcf of gas equivalent at the time of acquisition based on estimates prepared by the Company. The Company believes that this concession contains significant exploratory prospects and has initiated a 3-D seismic program covering nearly 39 square miles to be followed by drilling a minimum of two wells of varying depths later in 1998. In addition, the Company plans to begin exploitation work aimed at producing existing proved reserves under its existing market allocation. The Company estimates capital expenditures for exploration and development of $17 million during the initial phase of the three-year program.

    The Bolivia-to-Brazil gas pipeline is a major project with targeted deliverability in excess of one Bcf of Bolivian gas per day to meet the growing gas demand in Brazil. The Company believes that the exploitation potential of the Naranjillos concession, combined with the exploration prospects it acquired last year in the Chaco Basin of Bolivia, position the Company to be a potentially significant beneficiary of the Bolivia-to-Brazil gas pipeline project.

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

    The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is constantly reviewing acquisition possibilities. The Company may expand into new domestic core areas. The Company is also evaluating additional acquisition opportunities in other countries which the Company believes are politically stable. At the present time the Company has no binding agreements with respect to any significant acquisitions.

EXPLOITATION AND DEVELOPMENT ACTIVITIES

    The Company concentrates its acquisition efforts on proved producing properties which demonstrate a potential for significant additional development through workovers, behind-pipe recompletions, secondary recovery operations, the drilling of development or infill wells, and other exploitation techniques. The Company has pursued an active workover, recompletion and development drilling program on the properties it has acquired and intends to continue these activities in the future.

    The Company's exploitation staff focuses on maximizing the value of the properties within its reserve base. The Company's exploitation engineers, who strive to offset normal production declines and replace the Company's annual production, have replaced more than 81 percent of the Company's production during the last three years. The results of their efforts are reflected in revisions to reserves. Net revisions to reserves for 1997 (before the impact of lower oil and gas prices) totaled 29.9 MMBOE, or 132 percent of the Company's production of 22.6 MMBOE. However, the replacement of these reserves was entirely offset by a 30 MMBOE downward revision of reserves resulting from sharply lower realized oil and gas prices at year-end 1997 used in the calculation of proved reserves.

    From January 1, 1995, through December 31, 1997, the Company spent approximately $102.3 million on recompletion and workover operations. A measure of the overall success of the Company's recompletion and workover operations during this period (excluding minor equipment repair and replacement) has been that improved production or operating efficiencies have been achieved from approximately 75 percent of such operations. However, there can be no assurance that such results will continue. The Company anticipates spending $22 million on workover and recompletion operations during 1998. The expenditures required for this program have historically been, and are expected to continue to be, financed by internally generated funds.

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

    From January 1, 1995, through December 31, 1997, the Company participated in the drilling of 199 gross (152.90 net) development wells, of which approximately 91 percent gross (93 percent net) were productive. However, there can be no assurance that this past rate of drilling success will continue in the future. The Company is pursuing development drilling in the West Coast, Gulf Coast, Mid-Continent and East Texas areas as well as its Argentina concessions and anticipates continued growth in its drilling activities. Additionally, the Company has numerous infill drilling locations in several East Texas area fields, specifically South Gilmer (Cotton Valley formation), Southern Pine (Travis Peak formation), Bethany Longstreet (Hosston formation) and Rosewood (Cotton Valley formation) fields.

    During 1997, the Company participated in the drilling of 90 gross (73.54 net) development wells. At December 31, 1997, the Company's proved reserves included approximately 138 development or infill drilling locations on its U.S. acreage and 131 locations on its Argentine acreage. In addition, the Company has an extensive inventory of development and infill drilling locations on its existing properties which are not included in proved reserves. The Company spent approximately $47.7 million on development/infill drilling during 1997. The Company expects to spend approximately $98 million on development/infill drilling activities during 1998.

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

    The following is a brief discussion of significant developments in the Company's recent exploitation and development activities:

    West Coast Area.  The San Miguelito/Rincon field area, acquired from
Conoco, Santa Fe Energy and Mobil, continues to be a focus area of the Company's West Coast exploitation efforts. Consolidation of the three acquisition areas into a single operating unit has significantly reduced operating costs. Exploitation efforts including artificial lift enhancements, waterflood optimization, recompletions and sidetracking junked producers have resulted in sustaining the average field production at levels comparable to that of the three prior years. During 1997, one well was successfully sidetracked to the Fourth Grubb zone with resulting gross daily production of 175 Bbls of oil. Six more sidetracks are planned for 1998. The Company has been able to increase proved reserves each year in this field area, and believes ongoing reservoir studies will continue to identify additional exploitation projects in addition to the 50 projects currently identified.

    In addition to the San Miguelito/Rincon field area, exploitation efforts have been successful in other areas of California. A horizontal well drilled in the Zaca field has produced at rates in excess of 75 Bbls of oil per day since its completion in February 1997. This successful well sets up additional horizontal wells, both extensional and exploratory. Two infill wells were drilled in the Buena Vista Hills field during the first half of 1997. Electric submersible pumps are currently being designed for both wells. Test data indicates that once the wells are equipped, production for each well should be approximately 200 Bbls of oil per day. The Company has identified several more infill wells and recompletions in this field. An expansion of the current three-pattern steamflood pilot on the Carlton Investment property in the North Antelope Hills field is planned for 1998. Six additional steam injection wells are planned to be drilled and total steam injection into the heavy-oil Packwood formation will increase from the current rate of 1,000 Bbls of steam (cold-water equivalent) per day to over 3,000 Bbls of steam per day. Incremental oil production from the steamflood expansion is expected to peak at 385 Bbls of oil per day in approximately two years. Current field production is 320 Bbls of oil per day. The expansion project is expected to recover net proved oil reserves of one MMBbls, with an ultimate recovery of 70 percent of the original oil in place.

    Gulf Coast Area. Exploitation of the Burlington Properties had an aggressive start in 1997, and plans call for the pace to continue into 1998 and beyond. Activity in 1997 included the recompletion of 28 wells, artificial lift upgrades in 20 wells and, most recently, the initiation and completion of four horizontal wells. These activities were successful at replacing oil production and offsetting the natural decline curve. For 1998, exploitation activities are expected to increase with the aim of growing oil production. Plans for 1998 include the drilling of several horizontal wells and numerous recompletions and artificial lift upgrades. In addition to these activities, total operating costs for properties in the three main fields, Luling Branyon, Darst Creek and West Ranch, have been reduced by 16 percent, or $2.7 million annually, from the time the properties were purchased in April 1997. Additional improvements planned for 1998 should lower these costs an additional five percent. The inventory of identified exploitation projects provides additional opportunities for 1999 and beyond.

    In the Galveston Bay area of Texas, the Company performed three workovers during 1997 in the Red Fish Reef field which is 100 percent owned by the Company and which historically has had good exploitation potential. This work consisted of workovers and recompletions in the multi-pay Frio zones productive in the area which resulted in a total gross daily production increase of 68 Bbls of oil and 2,840 Mcf of gas. During 1997, the Company also performed three recompletions in the Four Sevens field, owned 90 percent by the Company, which resulted in gross daily production increases of 63 Bbls of oil and 2,500 Mcf of gas. The Company also recompleted three wells in the South Pass 24 field increasing daily gross field production by 225 Bbls of oil and 3,810 Mcf of gas. In the Fanny Church field in Alabama, oil production was increased by 770 Bbls per day by removing surface piping restrictions in one well.

    Mid-Continent Area. Infill drilling in gas fields and waterflooding oil fields continue to be the major activities of the Company in this area. The Company participates in a large number of Company-generated and partner-generated low risk infill projects each year in the many gas fields in this area. The Company also has ongoing and planned waterfloods in Texas and Kansas. The four Booker Upper Morrow waterfloods in the panhandle of Texas are expected to respond to injection during 1998. For additional information regarding activities in this area, see "--Oil and Gas Properties."

    Argentina Concessions. Development and extensional drilling along with the implementation and optimization of secondary recovery projects have been the focus of the Company's exploitation efforts in its Argentina properties. The Company's successful exploitation program has resulted in a gross daily production increase from 10,200 Bbls of oil in January 1996 to over 18,500 Bbls of oil currently. Drilling activity commenced during February 1996 and continued through the end of 1997 with 102 wells having been completed. The three focus areas for drilling activity to date have been Canadon Minerales with 52 wells, Canadon Seco with 26 wells, and Meseta Espinosa with 20 wells. Largely due to the results of this drilling activity, average gross daily oil production on these three concessions has increased from a total of 6,800 Bbls to 14,400 Bbls. Drilling activity continues with two drilling rigs currently operating.

    During 1996, the Company acquired 48 square miles (124 square kilometers) of 3-D seismic to aid in the optimum placement of drilling locations. Based on the successful results obtained from the utilization of the 1996 3-D data, the Company has acquired an additional 99 square miles (256 square kilometers) of 3-D data during 1997. The Company believes that substantial upside potential that has historically been overlooked can be economically exploited with the aid of 3-D seismic.

    The Company has also continued its endeavor to optimize existing secondary recovery projects and to initiate new waterfloods. The waterflood work in 1996 and 1997 on Canadon Minerales Block 123A, Canadon Minerales Block 123E, Cerro Wenceslao Flanco Oriental and Clavada Block 24 has exhibited incremental gross daily production responses of 970 Bbls of oil. Only a small portion of the producing areas of the concessions controlled by the Company have been subject to secondary recovery operations. There are ten new waterflood project areas that are currently in various stages of development. The Company believes that numerous other areas presently under primary recovery are amenable to waterflooding. The Company also believes that the utilization of 3-D seismic will enhance the ultimate recovery derived from these new waterflood projects and be a valuable tool in identifying new secondary recovery project areas that previously would have gone undeveloped.

    Bolivia Concessions.   The Company initiated its exploitation program in
Bolivia during 1997 with the rework of two wells. Incremental gross daily production from this work was approximately 7,500 Mcf of gas and 200 Bbls of condensate. The activity in 1998 will see a dramatic increase as the Bolivia-to-Brazil pipeline is completed and gas begins to flow into the Brazilian market in early 1999. In preparation for the opening of the Brazilian market, the Company has initiated work to upgrade the existing facilities and compression in Nupuco and Naranjillos. These facility improvements along with planned additional development drilling should position the Company to take advantage of this increased gas market opportunity.

    A rig has been contracted and drilling is currently underway to test a Devonian Iquiri sand oil accumulation that was identified by a well drilled in the early 1960's. More development drilling locations may be identified as a result of a 3-D seismic survey that is to be completed and interpreted in the first quarter of 1998.

EXPLORATION

    The Company's exploration program is designed to contribute significantly to its growth. Management divides the strategic objectives of its exploration program into two parts. First, in the U.S. and in Argentina, the Company's exploration focus is in its core areas where its geological and engineering expertise and experience are greatest. State-of-the-art technology, including 3-D seismic, is employed to identify prospects. Exploration in the U.S. and Argentina is designed to generate reserve growth in the Company's core areas in combination with its exploitation activities. The Company's longer-term plans are to increase the magnitude of this program with a goal of achieving production replacement through core area exploration. Such exploration is characterized by numerous individual projects with medium to low risk. Secondly, international exploration targets significant long-term reserve growth and value creation. International exploration projects in Ecuador, Bolivia and Yemen are characterized by higher potential and higher risk. From January 1, 1995, through December 31, 1997, the Company spent $64.6 million on exploration activities. The Company plans to spend approximately $65 million on exploration activities during 1998, approximately $39 million in the U.S. and Argentina and approximately $26 million in other international areas.

    The following is a brief discussion of the primary areas of exploration activity for the Company:

    United States.

         Gulf Coast Area.   In 1997, the Company successfully drilled and
         ---------------
completed three wildcat discoveries and one field extension in the geopressured pay horizons of Galveston Bay in south Texas. All the locations were based on interpretations derived from the Company's 180 square mile 3-D seismic survey. The State Tract 75-2 well was a successful extension to the Company's 1996 discovery well, the State Tract 75-1. Wildcats drilled at the Umbrella Point West, White Heron and White Heron North prospects in the Umbrella Point field were successful and are currently producing at gross daily rates ranging from 5 MMcf of gas to 15 MMcf of gas along with condensate of up to 600 Bbls per well. Plans for 1998 include the drilling of five additional wildcats where the Company's working interests range between 50 percent to 100 percent. In an attempt to extend the play, the Company is planning to shoot an additional 30 square miles of proprietary 3-D seismic in an adjacent onshore area where lease options have been secured. For additional information, see "--Oil and Gas Properties--Gulf Coast Area."

    Three potentially significant south Louisiana prospects will be evaluated in 1998. 3-D seismic surveys have been shot and geophysical processing is nearing completion on both the Lake Washington and Little Lake Deep prospects. Geological and 2-D seismic leads will be evaluated with potential drilling planned sometime in 1998. The Company will have working interests ranging from 50 percent to 100 percent. In the Deweyville prospect of south Texas, initial drilling is expected to commence in the summer of 1998 to evaluate 3-D and geochemically defined locations in the expanded Yegua trend.

         Mid-Continent Area.  The Company is participating in a regional 3-D
         ------------------
Seismic Alliance in which over 625 square miles of non-contiguous, high-quality 3-D seismic has been shot. Several different play concepts are being pursued. Main objectives include the Hunton, Springer, Morrow and Granite Wash formations. A potentially significant discovery in the Company's Jayhawk prospect, the #1 Weise, was recently completed with gross daily production of
4.5 MMcf of gas and 255 Bbls of oil from the Hunton formation. A delineation well is planned in the first quarter of 1998. Additional 3-D seismic data has been acquired and is currently being processed. An aggressive drilling program is anticipated in 1998 on prospects identified in this Alliance.

    In the Stagecoach prospect in southern Oklahoma, the Company is pursuing a multipay gas project in which the Granite Wash as well as multiple shallower horizons in the Hoxbar and Deese formations are of primary interest. Preliminary results from the first well are encouraging and two additional wells, the Ithaca #1 and Travis #1, have been drilled and are being tested. A 100 square mile 3-D seismic survey will be shot in 1998 and is expected to help evaluate the deeper drilling potential.

         West Coast Area.  Horizontal drilling will evaluate two potentially
         ---------------
undrained fault blocks adjacent to the Company's Zaca oil field in 1998. Two prospects target the Monterrey formation and will attempt to extend production beyond the limits of the existing field.

    A 30 square mile 3-D seismic survey covering the Company's Rio Vista field is currently being evaluated. Multiple pay horizons are potential in this structurally and stratigraphically complex field that is one of California's largest gas fields. The Company believes that a detailed geologic and geophysical evaluation will uncover previously untapped gas reserves in fault and stratigraphic traps that 2-D seismic could not identify.

    International.

         South America.  The Company is currently pursuing several international
         -------------
exploratory projects. The Company believes that its existing projects in Ecuador and Bolivia have the potential to significantly increase reserves. The Company has a 30 percent working interest in a project to explore Block 19 in the Oriente Basin in Ecuador. Numerous commercially productive fields have been discovered in this basin. Primary targets are the Hollin, Napo "U" and "T" sands which are productive in other significant fields in this basin. The first of two planned exploration wells was drilled during 1997. This well was abandoned after testing at subcommercial rates. Plans are to drill the next exploration well in 1998 or 1999, testing another structure.

    Activity in Bolivia during 1997 was relatively modest due to restriction of the current gas market to Argentina. However, the activity in 1998 will see a significant increase as the Bolivia-to-Brazil pipeline is completed and gas begins to flow into the Brazilian market in early 1999. This third-party pipeline is designed to deliver approximately one Bcf of gas per day, as compared to the current export market to Argentina of approximately 200 MMcf of gas per day.

    The Company significantly expanded its operations in Bolivia by acquiring the Naranjillos concession in December 1997. The Company believes this 15,444 acre concession contains significant upside exploration and development potential which it plans to capitalize upon beginning in 1998. Multiple exploration well targets have been located and more are expected to follow upon completion of a 3-D seismic shoot that is currently underway.

    In addition to the Naranjillos concession, the Company has exploration plans in 1998 for its Chaco and Nupuco concessions in Bolivia. A 3-D seismic survey covering a portion of both of these concessions is to be completed and interpreted in the first quarter of 1998. At least two new wells are planned for 1998 and more may follow upon completion of the 3-D seismic interpretation.

         Yemen.  The Company has entered into a farm-in agreement with
         -----
TransGlobe Energy in the expectation of receiving approval by the Republic of Yemen to explore on the S-1 Damis Block in central Yemen. The block covers approximately one million acres (4,484 square kilometers). The Company will receive a 75 percent interest in the S-1 Damis Block for its commitment of $11 million over two and one-half years in the initial exploration phase. The $11 million of expenditures will include a 3-D seismic survey of 58 square miles (150 square kilometers) and the drilling of three exploration wells.

OIL AND GAS PROPERTIES

    At December 31, 1997, the Company owned and operated producing properties in ten states, with its U.S. proved reserves located primarily in four core areas: the West Coast, Gulf Coast, East Texas and Mid-Continent areas. In addition, the Company established a new core area in the San Jorge Basin of Argentina during 1995 and entered Bolivia during 1996. As of December 31, 1997, the Company operated approximately 3,679 productive wells and also owned non-operating interests in 842 productive wells. The Company continuously evaluates the profitability of its oil, gas and related activities and has a policy of divesting itself of unprofitable leases or areas of operations that are not consistent with its operating philosophy.

    The following table summarizes the Company's proved reserves in its 30 largest fields in the U.S., its five largest concessions in Argentina and its two largest concessions in Bolivia at December 31, 1997, as estimated by Netherland, Sewell. These fields and concessions represent approximately 82 percent of the Company's proved reserves on such date.

                                                                       LOCATION (COUNTY      NET      NET
                                                                       OR PARISH, STATE      OIL      GAS
              AREA                   FIELD/CONCESSION NAME               OR PROVINCE)      (MBbls)   (MMcf)    MBOE
              ----                 ------------------------          --------------------  -------  --------  ------

West Coast....................      San Miguelito                    Ventura, CA           15,103     3,818   15,740
                                    South Mountain                   Ventura, CA            5,535     6,305    6,586
                                    Buena Vista Hills                Kern, CA               4,122     4,661    4,898
                                    Rincon                           Ventura, CA            4,054     3,034    4,560
                                    Rio Vista                        Sacramento, CA             3    26,834    4,475
                                    Ojai-Silverthread                Ventura, CA            1,900     8,836    3,372
                                    Pleito Ranch                     Kern, CA               2,650     1,512    2,902
                                    North Tejon                      Kern, CA               1,387     7,321    2,607
                                    Sespe                            Ventura, CA            2,081     3,010    2,583
                                    Santa Maria Valley/Cat Canyon    Santa Barbara, CA      2,043         0    2,043
                                    North Antelope Hills             Kern, CA               1,664         0    1,664
                                    Lathrop                          San Joaquin, CA            0     9,224    1,537
                                    Canfield Ranch                   Kern, CA               1,428       301    1,478
                                    Zaca                             Santa Barbara, CA      1,452         0    1,452
Gulf Coast....................      Luling Branyon                   Guadalupe, TX         11,778       418   11,847
                                    West Ranch                       Jackson, TX            7,248       700    7,365
                                    South Pass 24                    Plaquemines, LA        2,842    10,630    4,614
                                    Umbrella Point                   Chambers, TX             304    20,763    3,764
                                    Flomaton                         Escambia, AL           1,882     6,232    2,921
                                    Fanny Church                     Escambia, AL           1,580     3,410    2,148
                                    Tepetate                         Acadia, LA             2,018       583    2,115
                                    Darst Creek                      Guadalupe, TX          1,635       103    1,653
                                    Ville Platte                     Evangeline, LA           939     3,798    1,572
                                    Waveland                         Hancock, MS              121     8,145    1,478
East Texas....................      South Gilmer                     Upshur, TX               703    23,863    4,680
                                    Colgrade                         Winn, LA               3,681         0    3,681
                                    Southern Pine                    Cherokee, TX               0    18,371    3,062
                                    Fruitvale                        Van Zandt, TX             21    17,415    2,923
Mid-Continent.................      Booker                           Lipscomb, TX           1,737       283    1,784
                                    Strong City                      Roger Mills, OK           46     9,118    1,565
San Jorge Basin, Argentina....      Canadon Minerales                Santa Cruz Province   27,044         0   27,044
                                    Canadon Seco                     Santa Cruz Province   15,982         0   15,982
                                    Meseta Espinosa                  Santa Cruz Province   15,690         0   15,690
                                    Las Heras/Piedra Clavada         Santa Cruz Province   12,207         0   12,207
                                    Cerro Wenceslao                  Santa Cruz Province    7,680         0    7,680
Chaco Basin, Bolivia..........      Naranjillos                      Santa Cruz Province      845   122,067   21,189
                                    Nupuco                           Tarija Province        5,313    67,660   16,589

    West Coast Area. The Company expanded its operations to the West Coast in 1992 through two separate acquisitions of properties located in Kern, Ventura, and Santa Barbara Counties in California. Since 1992, the Company has continued to expand its operations in the West Coast area through additional property acquisitions. As of December 31, 1997, the area comprised 25 percent of the Company's total proved reserves and 43 percent of the Company's U.S. proved reserves. The Company currently operates 1,168 active wells with current gross daily production of approximately 9,850 Bbls of mid-gravity oil, 2,300 Bbls of heavy oil and 29,200 Mcf of gas. In addition, the Company owns an interest in 71 productive wells operated by others.

         San Miguelito.  The San Miguelito field is located in the west central
         -------------
portion of the greater Ventura Avenue field just north of the City of Ventura, California. Production is from multiple pay intervals in Pliocene-age sands which span 7,000 vertical feet. Well depths generally range from 7,000 feet to just over 16,000 feet in the deepest wells. Currently, active waterflood operations are underway in three of the producing zones. With the field still producing in excess of 3,000 gross Bbls of oil per day, the Company believes additional waterflood potential exists in lower sands currently producing on primary depletion and it has just initiated a program to begin waterflooding a fourth productive interval. The Company operates this single lease property with a 100 percent working interest and an 87.5 percent net revenue interest. For additional information regarding this field, see "-- Exploitation and Development Activities--West Coast Area."

         South Mountain. The South Mountain field, located just south of
         --------------
Santa Paula, California, has become one of the Company's major producing areas. As a result of the 1995 acquisition of certain producing oil and gas properties from Texaco, which included certain properties in this field, the Company now operates 253 active wells in the South Mountain field. Current gross daily production of 1,100 Bbls of oil and 2,365 Mcf of gas comes from Eocene and Pliocene sand intervals at depths of 3,000 feet to 10,000 feet. The Company's working interests in the field range from 50 percent to 100 percent with revenue interests from 42 percent to 100 percent; however, the properties are predominantly owned 100 percent. The solution gas and gravity drainage producing mechanisms are responsible for low decline rates which result in long-life reserves.

         Buena Vista Hills.  The Buena Vista Hills field is located
         -----------------
approximately 25 miles east of Bakersfield, California. Production is from the Stevens Upper Channel, Main Massive and Interbed zones at a depth of 5,000 feet to 5,500 feet. The Company operates 27 productive wells in the field with a 100 percent working interest. The Company drilled two infill wells in the first half of 1997, testing at rates in excess of 100 Bbls of oil per day. Plans are underway to install electrical submersible pumps in order to efficiently produce the wells. Daily rates are anticipated to be in excess of 200 Bbls per well when installation is complete. In addition, the Company has identified 14 workovers and recompletions in the field. Current gross daily production is 930 Bbls of oil. The Company believes that upside reserve potential exists through infill drilling and recompletions. For additional information regarding this field, see "--Exploitation and Development Activities--West Coast Area."

         Rincon.  The Rincon field is located on the western updip end of
         ------
the greater Ventura Avenue field just north of the City of Ventura, California, and adjacent to the Company's San Miguelito field properties. Like the San Miguelito field, production is from multiple pay intervals of Pliocene-age sands. These intervals span several thousand feet. Producing intervals range in depth from approximately 3,500 feet to 14,000 feet. The Company operates this field with a 100 percent working interest and an 80 percent revenue interest. Current gross daily production is approximately 850 Bbls of oil and 800 Mcf of gas. The Company has continued its exploitation program on uphole producing intervals which it began in 1996. The Company believes that significant upside reserve potential exists in the development of these shallow producing horizons along with workover and stimulation activity in the presently producing intervals. For additional information regarding this field, see "--Exploitation and Development Activities--West Coast Area."

         Rio Vista.  The Company purchased the Rio Vista Deep field and an
         ---------
additional 31 percent working interest in the Rio Vista Gas Unit during 1997. The field, located in Solano County, California, produces dry gas at depths ranging from 5,500 feet to 11,000 feet. The Rio Vista Deep acquisition added 29 wells which are now operated by the Company. The Company has workover and drilling plans to exploit the proven reserves as well as other probable and possible reserve potential in the field. Deep exploration potential is also being evaluated using the latest 3-D seismic technology. Current gross daily production from these wells is 3,700 Mcf of gas. The Company owns a 95 percent working interest in these wells. The Rio Vista Gas Unit, operated by Amerada Hess, has current gross daily production of approximately 19,000 Mcf of gas from 71 wells.

         Ojai-Silverthread and Timber Canyon.   The Ojai field, which extends
         -----------------------------------
to the Silverthread and Timber Canyon areas, is located in the central portion of Ventura County, California. Production in this area is from the fractured Monterey Shale formation which is encountered at depths ranging from 2,000 feet to 6,000 feet. The Company operates 111 productive wells in the field with a 100 percent working interest and net revenue interests ranging from 83 percent to 100 percent. The properties are mature, characterized by pressure depletion and gravity drainage, with highly predictable production decline rates. Combined current gross daily production is approximately 700 Bbls of oil and 3,000 Mcf of gas.

         Pleito Ranch.   The Pleito Ranch field is located on the southern
         ------------
end of the San Joaquin Basin. Production is from Miocene-age Chanac and Santa Margarita sands below the Wheeler Ridge thrust fault. Well depths range from 11,000 feet to 14,000 feet. All productive wells are operated by the Company with a 100 percent working and net revenue interest. The recovery mechanism is predominantly gravity drainage and is characterized by low decline, long-life reserves with current gross daily production of approximately 560 Bbls of oil.

         North Tejon.  The North Tejon field is located near the southern
         -----------
end of the San Joaquin Basin. The field is divided into a series of fault blocks with productive reservoirs in the lower Miocene, Oligocene, Zemorrian and Eocene sands. These producing zones range in depth from 5,400 feet to 11,300 feet. All productive wells are operated by the Company with a 100 percent working interest. Current gross daily production rates average 250 Bbls of oil and 2,150 Mcf of gas.

    Gulf Coast Area.   The Gulf Coast area comprised approximately 20 percent of
the Company's December 31, 1997, total proved reserves. Production in this area is predominantly from structural accumulations in reservoirs of Miocene age.
The depths of producing reservoirs in this area range from 1,200 feet to 14,500 feet. The Company currently operates 821 productive wells and owns an interest in an additional 434 productive wells in this area. Gross daily operated production from this area currently averages 14,700 Bbls of oil and 104,700 Mcf of gas.

    The Company's Umbrella Point exploration program in Galveston Bay, in which the Company generally owns a 50 percent working interest, contributes current gross daily production of 65,000 Mcf of gas and 1,100 Bbls of condensate of the above total Gulf Coast production. This project is ongoing with several new wells currently in the completion stage. Additional development potential exists from horizontal well drilling in the West Ranch and Luling Branyon fields which are 100 percent owned by the Company. Recompletion and development drilling potential also exists in the South Pass 24 (70 percent working interest) and Southern Pine (92 percent working interest) fields.

         Luling Branyon.  The Luling Branyon field is located in Caldwell and
         --------------
Guadalupe Counties, Texas, and was purchased from Burlington Resources in 1997. This field produces primarily from the Upper Edwards carbonate at a depth of 2,100 feet. The field produces from a natural water drive with high water rates. Gross daily production from this field is 2,700 Bbls of oil from 307 producing wells. The Company operates this field with a 100 percent working interest. Since acquiring this field, the Company has drilled three horizontal development wells, increasing gross daily oil production by 750 Bbls. Recompletions and artificial lift upgrades have added another 150 Bbls per day. Significant reductions in operating costs have also been achieved, including the shutting in of approximately 40 marginal wells. Upside potential for this field includes another 28 horizontal drilling locations and additional recompletions and lift upgrades.

         West Ranch.  The West Ranch field, purchased from Burlington Resources
         ----------
in 1997, is located in Jackson County, Texas. Production is from numerous Miocene and Frio age sands at depths between 2,900 feet and 7,200 feet. Current gross daily production is 2,000 Bbls of oil and 3,660 Mcf of gas from 140 active wells. Cumulative field production is over 350 MMBbls of oil and 850 Bcf of gas. The Company drilled one horizontal well in 1997 making 250 Bbls of oil per day in the Greta sand, the largest reservoir in the field, and plans on drilling eight more in 1998, and seven in 1999. Production enhancements, such as installing larger tubing and improved gas lift design, along with recompletions, have increased production rates approximately 250 Bbls of oil per day. The field is also being studied for enhanced oil recovery opportunities. The Company has a working interest of 100 percent in the field.

         South Pass 24.  The South Pass 24 field is located in state waters of
         -------------
Plaquemines Parish, Louisiana, at shallow water depths averaging 10 feet to 20 feet. The 31 productive oil wells and eight productive gas wells in this field are operated by the Company and one other operator. The South Pass 24 field produces hydrocarbons from various members of the Miocene sand series at an average depth of approximately 7,000 feet. Current gross daily operated production from the field is 965 Bbls of oil and 7,700 Mcf of gas. Recompletions to new zones in current wellbores have been very successful in this field. Similar work is planned for 1998 and beyond.

         Umbrella Point.  This ongoing exploration project in Galveston Bay is a
         --------------
top contributor to current producing rates and reserves in the Gulf Coast area. For additional information regarding this field, see "--Exploration--Gulf Coast Area."

         Flomaton.  This field, purchased from Exxon in 1996, is located in
         --------
Escambia County, Alabama, and produces from the Norphlet sand at 15,300 feet. Company operated gross daily production is 588 Bbls of oil and 11,300 Mcf of gas from nine wells. The Company has had recent success in enhancing production by installing velocity strings and plans on installing five more in 1998. The Company owns approximately a 95 percent working interest in this field.

         Fanny Church.  Fanny Church field, purchased from Exxon in 1996, is
         ------------
located in Escambia County, Alabama, and produces from the Smackover carbonate at 15,300 feet. Company operated gross daily production is 1,680 Bbls of oil and 4,140 Mcf of gas from five wells. In mid-1997, gross oil production was increased 770 Bbls per day by removing surface piping restrictions in one well. Additional drilling and/or enhanced oil recovery options are being studied. The Company owns approximately a 80 percent working interest in this field.

    East Texas Area.   The East Texas area comprised approximately seven percent
of the Company's December 31, 1997, total proved reserves. The Cotton Valley, Smackover, Travis Peak and Wilcox formations are the dominant producing reservoirs on the Company's acreage in this area. The Company currently operates gross daily production of 1,425 Bbls of oil and 38,700 Mcf of gas from 673 operated productive wells in this area. The Company owns an interest in an additional 71 productive wells in this area. Significant infill drilling potential exists on the Company's acreage in the South Gilmer, Southern Pine, Rosewood, Bethany Longstreet and Bear Grass fields. The Company plans to continue infill drilling programs in Southern Pine and South Gilmer fields.

         South Gilmer.  The South Gilmer field, the Company's largest field in
         ------------
the East Texas area, is located in Upshur County, Texas, and produces from the Cotton Valley Lime formation at average depths of 11,300 feet to 11,800 feet. The Company currently operates 20 productive wells and owns interest in two additional wells in this field. Significant behind-pipe reserves are booked for the Company's 6,727 gross acres in the Cotton Valley sand formation. Current gross daily operated production is 6,500 Mcf of gas and 90 Bbls of oil. The Company owns approximately a 80 percent working interest in this field.

         Colgrade.  The Colgrade field, located in Winn Parish, Louisiana,
         --------
currently produces 1,140 Bbls of oil gross per day from the Wilcox formation at a depth of 1,400 feet. The Company operates 439 active wells in this field. During 1996, a pilot project was initiated to increase fluid withdrawal rates using submersible pumps. To date, 156 electrical submersible pumps have been installed, increasing oil production 390 Bbls per day. The Company plans to install 139 additional pumps during the remainder of 1998. These submersible pumps are low cost and replace conventional rod pump installations. Surface facilities are being modified to handle the increased rates. The Company generally has an 85 percent working interest and a 91 percent net revenue interest in this field due to significant fee mineral ownership.

         Southern Pine.  The Southern Pine field, located in Cherokee County,
         -------------
Texas, produces from the Travis Peak formation at 10,800 feet. The Company currently operates 25 productive wells in this field with current gross daily production of 5,300 Mcf of gas. Operating costs were significantly lowered in 1997 by converting a marginal well to salt water disposal. The Company owns a 92 percent working interest in this field.

    Mid-Continent Area. The Mid-Continent area extends from the Arkoma Basin of eastern Oklahoma to the Texas panhandle and north to include Kansas. This area comprised five percent of the Company's total proved reserves as of December 31, 1997. The Company currently operates gross daily production of 3,760 Bbls of oil and 28,900 Mcf of gas from 328 operated productive wells in this area. The Company owns an interest in an additional 249 productive wells in this area.
For additional information regarding these operations, see "--Exploitation and Development Activities--Mid-Continent Area" and "--Exploration--Mid-Continent Area."

         Booker.  The Booker field is located in Lipscomb and Ochiltree
         ------
Counties, in the Texas panhandle. Production from this field is primarily from four waterflood units adjacent to each other, each targeting the Upper Morrow sand at depths of approximately 8,000 feet. The Company owns working interests in these units from 82 percent to 100 percent. Water injection into three of the units began in 1996. Injection into the fourth unit began in July 1997. Two analogous Upper Morrow units immediately adjacent to this field have responded favorably to waterflood operations. First production response from the project is anticipated in 1998. The Company anticipates the addition of proved reserves based on the level of success of these secondary recovery projects.

    Argentina Concessions.   The Argentina properties consist primarily of 12
mature producing concessions located on the south flank of the San Jorge Basin. These concessions comprised approximately 29 percent of the Company's December 31, 1997, total proved reserves. The Company currently operates 682 productive wells (100 percent working interest) with gross daily production of 18,500 Bbls of oil. In addition, the Company owns an interest in 17 productive wells operated by others. At December 31, 1997, the Company's proved reserves included approximately 131 development or infill drilling locations and 267 workovers on its Argentina acreage. In addition, the Company has an extensive inventory of workovers and development or infill drilling locations on its Argentina properties which are not included in proved reserves.

         Canadon Minerales.   The primary oil producing reservoirs of the
         -----------------
Canadon Minerales oil concession are the Mina del Carmen and Canadon Seco formations which are both fluvial channel sand bodies at depths ranging from 3,000 feet to 6,200 feet. This concession currently has 183 producing wells and 36 water injection wells with gross daily production of approximately 6,000 Bbls of oil. Approximately 20 percent of the concession's daily production is produced from the Block 123A waterflood, which contains 22 producing wells and 17 water injection wells.

    Future development plans at Canadon Minerales include numerous workovers and development drilling locations. Many of the workovers are expected to return idle wells back to production by perforating zones not produced by the former owner. Log cross sections reveal many zones which do not appear to have been previously tested. In addition, the Company plans to further develop the significant waterflood potential in four areas of Block 130, Block 125 and two areas in Block 123 West.

    The proved undeveloped locations are generally infill development locations in areas offsetting existing production. Well depths vary from 3,000 to 6,000 feet. Fifty-two wells have been drilled on this concession during 1996 and 1997. See "--Exploitation and Development Activities--Argentina Concessions."

         Canadon Seco.   The primary oil producing reservoirs of the Canadon
         ------------
Seco oil concession are the Canadon Seco and Mina del Carmen which are fluvial channel sand bodies at depths ranging from 4,000 feet to 7,000 feet. This concession currently has 87 producing wells and 20 water injection wells with gross daily production of approximately 4,000 Bbls of oil.

    There are three active waterfloods at Canadon Seco which contain a total of 20 water injection wells. The Block VIIIAo waterflood has additional drilling and water injection conversions scheduled for early 1998.

    Twenty-six wells have been drilled on this concession during 1996 and 1997. Additional development plans at Canadon Seco include numerous workovers and development drilling locations. Many of the workovers are expected to return idle wells back to production by perforating additional zones. See "-- Exploitation and Development Activities--Argentina Concessions."

            Meseta Espinosa.   The primary oil producing reservoirs of the
            ---------------
Meseta Espinosa oil concession are the Canadon Seco and Mina del Carmen which are fluvial channel sand bodies with good to moderate sand quality at depths ranging from 4,000 feet to 7,000 feet. This concession currently has 108 producing wells and 10 water injection wells with gross daily production of approximately 4,200 Bbls of oil.

    There are seven active waterfloods at Meseta Espinosa which contain a total of 17 producing wells and 10 water injection wells. One new proven waterflood project was installed during 1996. It will be followed by the implementation of a second new proven waterflood project. Twenty wells have been drilled on this concession during 1996 and 1997. Additional development plans at Meseta Espinosa include several workovers and the drilling of development and extensional wells. See "--Exploitation and Development Activities--Argentina Concessions."

            Las Heras/Piedra Clavada.   The primary oil producing reservoirs of
            ------------------------
the Las Heras/Piedra Clavada oil concession are the Castillo and Bajo Barreal formations which are both fluvial channel sand bodies with good to moderate sand quality at depths ranging from 3,500 feet to 7,000 feet. Currently, there are 87 producing wells and five water injection wells with gross daily production of approximately 1,200 Bbls of oil. There is one active waterflood in Block 24, which contains 13 producing wells and five water injection wells. In addition to the activities in Block 24, there are three other waterflood projects scheduled for development at Las Heras/Piedra Clavada.

    Future development plans at Las Heras/Piedra Clavada include numerous workovers and development drilling locations. Many of these workovers are expected to return idle wells back to production by perforating additional zones. Cross sections reveal many zones which do not appear to have been tested. The proved undeveloped locations are generally infill development locations in areas offsetting existing production. Seven wells have been drilled on this concession during 1996 and 1997.

            Cerro Wenceslao.   The primary oil producing reservoir of the Cerro
            ---------------
Wenceslao oil concession is the Bajo Barreal which contains sands at depths ranging from 1,000 feet to 3,000 feet. Currently, there are 122 producing oil wells and 11 water injection wells with gross daily production of approximately 1,500 Bbls of oil. Two wells have been drilled on this concession during 1996 and 1997.

    Future development plans at Cerro Wenceslao include workovers, fracture stimulations, and development drilling on several locations. In addition, the Company plans to further develop the significant waterflood potential in Block 2, Block 5 and the East Flank Block.

    Bolivia Concessions.   The Bolivia properties consist of three producing
concessions and one exploration concession located in the Chaco Plains area of southern Bolivia. The Company has a 100 percent working interest in the Chaco exploration concession, the Porvenir producing concession and the Naranjillos producing concession. In the other concession, Nupuco, the Company has a 50 percent working interest. The Company operates all four concessions. These concessions comprise approximately 14 percent of the Company's December 31, 1997, total proved reserves and include 7 gross (6 net) active producing wells, all of which are operated by the Company. The current gross daily production is approximately 30,850 Mcf of gas and 800 Bbls of condensate.

        Naranjillos.  The Naranjillos concession is located approximately 25
        -----------
miles west of the city of Santa Cruz, in the Santa Cruz Province. The concession was shut in prior to the Company assuming operations. The Company believes that the potential exists to significantly increase production above historic levels through gas compression and recompletion of wells. This potential will be evaluated through testing operations, which are scheduled to begin in the second quarter of 1998. The Company believes that significant exploration potential also exists.

    There are three exploration concepts to be tested in Naranjillos during 1998, the most significant of which is the Upper Devonian Iquiri formation. The Iquiri sands appear to be trapped between two major thrust faults. Two previous wells penetrated this formation but were not tested due to abnormally high pressures. To evaluate this potential, the Company is currently shooting a 3-D seismic survey which will cover the entire concession. This survey is scheduled for completion by the end of April 1998. The data from this survey will be used to select locations for drilling in 1998 and 1999. A total of five drilling well locations have already been identified, without the aid of 3-D; drilling is scheduled to begin in the second quarter of 1998. In preparation for the opening of the Brazilian market, the Company has also initiated work to upgrade existing facilities so that the Company's proved reserves can be delivered to the new market.

            Nupuco.   The Nupuco concession is located in the southern part of
            ------
Bolivia approximately 230 miles south of the city of Santa Cruz and approximately 60 miles north of the border with Argentina. The primary gas producing reservoirs are the Triassic-age Cangapi and the Carboniferious-age San Telmo and Escarpment. This concession currently has two gross (one net) active producing wells with gross daily production of approximately 25,000 Mcf of gas and 675 Bbls of condensate. A study is currently underway to install gas compression and plans are to have this installation completed by the end of the year in anticipation of the opening of the Bolivia-to-Brazil gas pipeline.

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

    In order to more efficiently handle spot market transactions, the Company's domestic gas marketing activities are handled by Vintage Gas, Inc., its wholly-owned gas marketing affiliate, which commenced operation on May 1, 1991. This marketing affiliate purchases gas on the spot market from the Company and third parties. Generally, the marketing affiliate purchases this gas on a month-to-month basis at a percentage of resale prices.

    Generally, the Company's domestic oil production is sold under short-term contracts at posted prices plus a premium in some cases. The Company's Argentina oil production is currently sold at port to ESSO SAPA, ARCO and Shell at West Texas Intermediate spot prices less a specified differential.

    The most significant purchaser of the Company's oil during 1997 was Texaco Trading and Transportation, Inc. Such oil purchases amounted to approximately 10 percent of the Company's total revenues for 1997. No other purchaser of the Company's oil or gas during 1997 exceeded 10 percent of the Company's total revenues.

    The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company had no oil or gas hedges in place at December 31, 1997.

GATHERING SYSTEMS

    The Company owns 100 percent interests in two oil and gas gathering systems located in Pottawatomie County, Oklahoma and Harris and Chambers Counties, Texas. In addition, the Company owns 100 percent interests in 24 gas gathering systems located in active producing areas of California, Kansas, Texas and Oklahoma. All of these gathering systems are operated by the Company. Together, these systems comprise approximately 300 miles of varying diameter pipe with a combined capacity in excess of 255 MMcf of gas per day. At December 31, 1997, there were 360 wells (most of which are operated by the Company) connected to these systems. Generally, the gathering systems buy gas at the wellhead on the basis of a percentage of the resale price under contracts containing terms of one to ten years.

RESERVES

    At December 31, 1997, the Company had proved reserves, as estimated by Netherland, Sewell, of 279.8 MMBOE, comprised of 187.8 MMBbls of oil and 552.2 Bcf of gas. The following table sets forth, at December 31, 1997, the present value of future net revenues (revenues less production and development costs) before income taxes attributable to the Company's proved reserves at such date (in thousands):

Proved Reserves:

    Future net revenues......................................... $1,981,616

    Present value of future net revenues before income taxes,
      discounted at 10 percent..................................  1,222,560

    Standardized measure of discounted future net cash flows....  1,016,645

Proved Developed Reserves:

    Future net revenues.........................................  1,405,821

    Present value of future net revenues before income taxes,
      discounted at 10 percent..................................    934,899

    In computing this data, assumptions and estimates have been utilized, and the Company cautions against viewing this information as a forecast of future economic conditions. The historical future net revenues are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on December 31, 1997, economic conditions. The estimated future production is priced at prices prevailing at December 31, 1997, except where fixed and determinable price escalations are provided by contract. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves, based on December 31, 1997, cost levels, but such costs do not include debt service, general and administrative expenses and income taxes. For additional information concerning the historical discounted future net revenues to be derived from these reserves and the disclosure of the Standardized Measure information in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," see "Note 11 to Consolidated Financial Statements--Supplementary Financial Information for Oil and Gas Producing Activities" which is incorporated by reference from pages 47 through 52 of the Company's 1997 Annual Report to Stockholders.

    Oil and gas prices have declined from the year-end prices used in determining the Standardized Measure at December 31, 1997. Such declines may reduce the Standardized Measure at March 31, 1998, to an extent that a writedown of the Company's capitalized oil and gas costs would be required.

    The following table sets forth estimates of the proved oil and gas reserves of the Company at December 31, 1997, as evaluated by Netherland, Sewell:

                                  OIL (MBBLS)                       GAS (MMCF)
                     ----------------------------------   ---------------------------------    MBOE
                     DEVELOPED    UNDEVELOPED    TOTAL    DEVELOPED   UNDEVELOPED    TOTAL     TOTAL
                     ---------    -----------   -------   ---------   -----------   -------   -------
West Coast.........    40,862       10,487       51,349     94,548       11,454     106,002    69,016
Gulf Coast.........    29,278        8,283       37,561    100,452       11,686     112,138    56,251
East Texas.........     4,930          365        5,295     77,415       14,536      91,951    20,620
Mid-Continent......     4,424        1,305        5,729     43,890        6,866      50,756    14,188
                      -------       ------      -------    -------       ------     -------   -------
 Total U.S.........    79,494       20,440       99,934    316,305       44,542     360,847   160,075
Argentina..........    47,806       33,845       81,651         --           --          --    81,651
Bolivia............     1,503        4,680        6,183    140,124       51,192     191,316    38,069
                      -------       ------      -------    -------       ------     -------   -------
 Total Company.....   128,803       58,965      187,768    456,429       95,734     552,163   279,795
                      =======       ======      =======    =======       ======     =======   =======

    Estimates of the Company's 1997 proved reserves set forth above have not been filed with, or included in reports to, any Federal authority or agency, other than the Securities and Exchange Commission.

    The Company's non-producing proved reserves are largely behind-pipe in fields which it operates. Undeveloped proved reserves are predominantly infill drilling locations and secondary recovery projects. Approximately 82 percent of the December 31, 1997, U.S. proved reserves associated with infill drilling locations are located in the Company's 30 largest U.S. fields.

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

    For further information on reserves, costs relating to oil and gas activities and results of operations from producing activities, see "Note 11 to Consolidated Financial Statements--Supplementary Financial Information for Oil and Gas Producing Activities" which is incorporated by reference from pages 47 through 52 of the Company's 1997 Annual Report to Stockholders.

PRODUCTIVE WELLS; DEVELOPED ACREAGE

    The following table sets forth the Company's productive wells and developed acreage assignable to such wells at December 31, 1997:

                                                                 PRODUCTIVE WELLS
                                               --------------------------------------------------
                      DEVELOPED ACREAGE              OIL               GAS             TOTAL
                    ----------------------     ---------------     ------------    --------------
                      GROSS         NET        GROSS      NET      GROSS    NET    GROSS     NET
                    ---------    ---------     -----     -----     -----    ---    -----    -----
U.S..............     666,069      407,428     2,804     2,304     1,011    474    3,815    2,778
Argentina........   1,008,339      844,372       699       686        --     --      699      686
Bolivia..........      99,458       88,339        --        --         7      6        7        6
                    ---------    ---------     -----     -----     -----    ---    -----    -----
  Total..........   1,773,866    1,340,139     3,503     2,990     1,018    480    4,521    3,470
                    =========    =========     =====     =====     =====    ===    =====    =====


    Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

Wells which are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, two had multiple completions.

PRODUCTION; UNIT PRICES; COSTS

    The following table sets forth information with respect to production and average unit prices and costs for the periods indicated:

                                                YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                          1997           1996            1995
                                         -------       -------         -------
          PRODUCTION:
          Oil (MBbls)-
             U.S.......................    9,692         7,694           6,647
             Argentina.................    5,630         4,245             961
             Bolivia...................      135            --              --
             Total.....................   15,457        11,939           7,608
          Gas (MMcf)-
             U.S.......................   36,623        32,366          30,610
             Bolivia...................    6,068            --              --
             Total.....................   42,691        32,366          30,610
          Total MBOE...................   22,573        17,333          12,710
          AVERAGE SALES PRICES:
          Oil (per Bbl)-
             U.S.......................  $ 17.23       $ 17.19(b)      $ 15.44
             Argentina.................    16.67(a)      15.91(b)        13.98
             Bolivia...................    16.52            --              --
             Total.....................    17.02(a)      16.73(b)        15.26
          Gas (per Mcf)-
             U.S.......................     2.33          1.81              --
             Bolivia...................     1.10            --              --
             Total.....................     2.16          1.81            1.46
          PRODUCTION COSTS (PER BOE):
             U.S.......................  $  5.64       $  5.42         $  5.24
             Argentina.................     4.29          4.93            5.42
             Bolivia...................     1.00            --              --
             Total.....................     5.07          5.30            5.25

--------------
(a) Reflects the impact of oil hedges which reduced the Company's 1997 Argentina and total average oil prices per Bbl by 66 cents and 24 cents, respectively.
(b) Reflects the impact of oil hedges which reduced the Company's 1996 U.S., Argentina and total average oil prices per Bbl by $1.47, $2.96 and $2.00, respectively.

    The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include production taxes, maintenance and repairs, labor and utilities.

UNDEVELOPED ACREAGE

    At December 31, 1997, the Company held the following undeveloped acres located in the United States, Bolivia and Ecuador. With respect to such United States acreage held under leases, 113,438 gross

(44,551 net) acres are held under leases with primary terms that expire at varying dates through December 31, 2001, unless commercial production is commenced. The Bolivia and Ecuador acreage are held under concessions with primary terms that expire at varying dates in 1999 and 2000. Although substantial undeveloped acreage exists in the Company's concessions in Argentina, the concessions in their entirety are held by production.

             STATE/COUNTRY         GROSS ACRES      NET ACRES
             -------------         -----------      ---------
           California...........         8,366          7,966
           Kansas...............         2,020          2,020
           Louisiana............         2,353          2,330
           Mississippi..........            40              1
           Montana..............         9,811          4,425
           New Mexico...........         8,285          1,011
           Oklahoma.............        30,004         12,508
           Texas................        57,490         18,595
                                     ---------        -------
             Total U.S..........       118,369         48,856
           Bolivia..............       485,552        485,552
           Ecuador..............       494,226        148,268
                                     ---------        -------
             Total Company......     1,098,147        682,676
                                     =========        =======

DRILLING ACTIVITY

    During the periods indicated, the Company drilled or participated in the drilling of the following exploratory and development wells:

                                      YEARS ENDED DECEMBER 31,
                            --------------------------------------------
                                 1997            1996          1995
                            -------------   -------------   ------------
                            GROSS    NET    GROSS    NET    GROSS   NET
                            -----   -----   -----   -----   -----  -----
DEVELOPMENT:
    United States-
      Productive...........   30    15.74     22    12.67     36   19.26
      Non-Productive.......    3     0.80      5     2.94      5    3.49
    Argentina-
      Productive...........   55    55.00     39    39.00     --      --
      Non-Productive.......    2     2.00      2     2.00     --      --
                             ---    -----    ---    -----    ---   -----
        Total..............   90    73.54     68    56.61     41   22.75
                             ===    =====    ===    =====    ===   =====
EXPLORATORY:
    United States-
      Productive...........    7     3.01      6     3.00     13    9.84
      Non-Productive.......    6     2.87      7     3.12      5    2.69
    Argentina-
      Productive...........   --       --      2     2.00     --      --
      Non-Productive.......    1     1.00      1     1.00     --      --
    Other International-      --       --     --       --     --      --
      Productive...........   --       --     --       --     --      --
      Non-Productive.......    1     0.42      1     1.00     --      --
                             ---    -----    ---    -----    ---   -----
        Total..............   15     7.30     17    10.12     18   12.53
                             ===    =====    ===    =====    ===   =====
TOTAL:
    Productive.............   92    73.75     69    56.67     49   29.10
    Non-Productive.........   13     7.09     16    10.06     10    6.18
                             ---    -----    ---    -----    ---   -----
        Total..............  105    80.84     85    66.73     59   35.28
                             ===    =====    ===    =====    ===   =====

      The above well information excludes wells in which the Company has only a royalty interest.

    At December 31, 1997, the Company was a participant in the drilling or completion of 26 gross (20.84 net) wells. All of the Company's drilling activities are conducted with independent contractors. The Company owns no drilling equipment.

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

RISKS OF INTERNATIONAL OPERATIONS

    International investments represent approximately 43 percent of the Company's total proved reserves at December 31, 1997, and are expected to represent a significant portion of the Company's total assets in the future. The Company continues to evaluate international investment opportunities but currently has no binding agreements or commitments to make any material international acquisitions.

    The Company's foreign properties, operations or investments may be adversely affected by local political and economic developments, exchange controls, currency fluctuations, royalty and tax increases, retroactive tax claims, expropriation, civil unrest or war, import and export regulations and other foreign laws or policies as well as by laws and policies of the United States affecting foreign trade, taxation and investment.

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

    The Company's operations in Argentina and Bolivia are subject to various laws and regulations in those countries. These laws and regulations as currently imposed are not anticipated to have a material adverse effect upon the Company's operations.

REGULATION

    The domestic oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations affecting the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

    Exploration and Production. Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation regulations, including regulation of the size of drilling and spacing units or proration units, the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of lands and leases to facilitate exploration, while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum, quarterly and/or daily allowable rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and gas the Company can produce from its wells and the number of wells or the locations at which the Company can drill.

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

    Marketing, Gathering and Transportation. Federal legislation and regulatory controls have historically affected the price of the gas produced and sold by the Company and the manner in which such production is marketed. Historically, the transportation and sale for resale of gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC"). On July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act") was enacted. The Decontrol Act amended the NGPA to remove as of January 1, 1993, all remaining natural gas wellhead pricing, sales, certificate and abandonment regulation of first sales that had been regulated by the FERC.

    Commencing in 1985, the FERC through Order Nos. 436, 500 and 636 promulgated changes that significantly affect the transportation and marketing of gas.
These changes have been intended to foster competition in the gas industry by, among other things, inducing or mandating that interstate pipeline companies provide nondiscriminatory transportation services to producers, distributors, buyers and sellers of gas and other shippers (so-called "open access" requirements). The FERC has also sought to expedite the certification process for new services, facilities, and operations of those pipeline companies providing "open access" services.

    In 1992 the FERC issued Order 636. Among other things, Order 636 required each interstate pipeline company to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales services) and to adopt a new rate making methodology to determine appropriate rates for those services. Each pipeline company had to develop the specific terms of service in individual proceedings. The new rules and various pipeline compliance filings are the subject of appeals and resulting remand proceedings concerning certain issues. The Company cannot predict whether and to what extent further FERC remand proceedings and judicial review will affect these matters. Although the new regulations do not directly regulate gas producers such as the Company, the availability of non-discriminatory transportation services and the ability of pipeline customers to modify or terminate their existing purchase obligations under these regulations have greatly enhanced the ability of producers to market their gas directly to end users and local distribution companies. In this regard, access to markets through interstate gas pipelines is critical to the marketing activities of the Company.

    The FERC has issued a new policy regarding the use of nontraditional methods of setting rates for interstate gas pipelines in certain circumstances as alternatives to cost-of-service based rates. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative.

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

    As a result of Order 636 a number of interstate pipeline companies have (i) "spun down" their gathering systems from regulated pipeline transportation companies to unregulated affiliates, (ii) "spun-off" gathering systems to non-related entities, and/or (iii) "refunctionalized" portions of their pipeline facilities from transmission to gathering. In 1994 FERC ruled that it generally does not have jurisdiction over gathering facilities absent abuse involving the pipeline-affiliate relationship. In addition, the interstate pipeline must seek authority under Section 7(b) of the NGA to abandon certified gathering facilities and must file for authority under Section 4 of the NGA to terminate gathering service from both certified and uncertified facilities. A consequence of this divestiture of gathering facilities could be separate, and higher, gathering fees.

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

EMPLOYEES

    The Company employs approximately 210 people in its Tulsa office whose functions are associated with management, engineering, geology, land and legal, accounting, financial planning, and administration. In addition, approximately 228 full time employees are responsible for the supervision and operation of its U.S. field activities. The Company also has approximately 142 employees located in South America for the management and operation of its properties in Argentina and Bolivia. The Company believes its relations with its employees are excellent.

ITEM 3.  LEGAL PROCEEDINGS.

    On November 5, 1996, the Province of Santa Cruz, Argentina brought suit against Cadipsa in the Corte Suprema de Justicia de la Nacion (the Supreme Court of Justice of the Argentine Republic, Buenos Aires, Argentina), Dossier No. s-1451, seeking to recover approximately $10.6 million (which sum includes interest) allegedly due as additional royalties on four concessions granted in 1990 in which the Company currently owns a 100 percent working interest. The Company and its predecessors in title have been paying royalties at an eight percent rate; the Province of Santa Cruz claims the rate should be 12 percent. The amount of such claim will increase at the differential of these royalty rates until this claim is resolved. With respect to the 50 percent interest in the two concessions that the Company acquired from British Gas, plc, the Company believes that it is entitled to indemnification by British Gas, plc for any loss sustained by the Company as a result of this claim. Such indemnification equals approximately $4.4 million of the current $15.1 million claim. The Company has no indemnification from its predecessors in title with respect to the payment of royalties on the other two concessions. Although the Company cannot predict the outcome of this litigation, based upon the advice of counsel, the Company does not expect this claim to have a material adverse impact on the Company's financial position or results of operations.

    On April 4, 1997, Mr. Patrick I. Chapman of Hockley, Texas, former Vice President-Marketing for the Company, sued the Company in the United States District Court for the Southern District of Texas, alleging actual and exemplary damages for breach of his employment contract with the Company and fraud. The case was transferred to the United States District Court for the Northern District of Oklahoma on the motion of the Company. On February 26, 1998, this action was settled by the parties. The settlement consisted of the purchase by the Company of Mr. Chapman's interest in assets jointly owned by Mr. Chapman and the Company for an amount that was less than the total of the fair market value of the assets plus the costs of litigating this matter further.

    The Company is also a named defendant in other lawsuits and is a party in governmental proceedings from time to time arising in the ordinary course of business. While the outcome of such other lawsuits or proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    There were no matters submitted to the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information regarding the executive officers of the Company. Officers are elected annually by the Board of Directors and serve at its discretion.

NAME                         AGE                        POSITION
---------------------------  ---  ----------------------------------------------------
Charles C. Stephenson, Jr..   61  Director and Chairman of the Board of Directors
Jo Bob Hille...............   56  Director and Vice Chairman of the Board of Directors
S. Craig George............   45  Director, President and Chief Executive Officer
William L. Abernathy.......   46  Executive Vice President and Chief Operating Officer
William C. Barnes..........   43  Director, Executive Vice President, Chief Financial
                                  Officer, Treasurer and Secretary
William E. Dozier..........   45  Senior Vice President--Operations
Robert W. Cox..............   52  Vice President--General Counsel
Andy R. Lowe...............   46  Vice President--Marketing
Michael F. Meimerstorf.....   41  Vice President and Controller
Robert E. Phaneuf..........   51  Vice President--Corporate Development
Barry D. Quackenbush.......   56  Vice President--Production
Larry W. Sheppard..........   43  Vice President--International
Martin L. Thalken..........   37  Vice President--Acquisitions

    Mr. Stephenson, a co-founder of the Company, has been a Director since June 1983 and Chairman of the Board of Directors of the Company since April 1987. He was also Chief Executive Officer of the Company from April 1987 to March 1994 and President of the Company from June 1983 to May 1990. From October 1974 to March 1983, he was President of Santa Fe-Andover Oil Company (formerly Andover Oil Company), an independent oil and gas company ("Andover"), and from January 1973 to October 1974, he was Vice President of Andover. Mr. Stephenson also serves as a Director of AAON, Inc. Mr. Stephenson has a B.S. Degree in Petroleum Engineering from the University of Oklahoma, and has approximately 38 years of oil and gas experience.

    Mr. Hille, the other co-founder of the Company, has been a Director since June 1983 and Vice Chairman of the Board of Directors of the Company since September 1995. He was also President of the Company from May 1990 to September 1995, Chief Executive Officer of the Company from March 1994 to December 1997, Chief Operating Officer of the Company from April 1987 to March 1994, Executive Vice

President of the Company from June 1983 to May 1990 and Treasurer and Secretary of the Company from June 1983 to April 1987. From August 1972 to March 1983, Mr. Hille was employed by Andover where he served at various times primarily as Executive Vice President and Vice President--Operations. Mr. Hille has a B.S. Degree in Petroleum Engineering from the University of Tulsa, and has approximately 32 years of oil and gas experience.

    Mr. George has been a Director since October 1991, President of the Company since September 1995 and Chief Executive Officer of the Company since December 1997. He was also Chief Operating Officer of the Company from March 1994 to December 1997, an Executive Vice President of the Company from March 1994 to September 1995 and a Senior Vice President of the Company from October 1991 to March 1994. From April 1991 to October 1991, Mr. George was Vice President of Operations and International with Santa Fe Minerals, Inc., an independent oil and gas company ("Santa Fe Minerals"). From May 1981 to March 1991, he served in various other management and executive capacities with Santa Fe Minerals and its subsidiary, Andover. From December 1974 to April 1981, Mr. George held various management and engineering positions with Amoco Production Company. He has a B.S. Degree in Mechanical Engineering from the University of Missouri-Rolla.

    Mr. Abernathy has been an Executive Vice President and Chief Operating Officer of the Company since December 1997. He was Senior Vice President-- Acquisitions of the Company from March 1994 to December 1997, Vice President-- Acquisitions of the Company from May 1990 to March 1994 and Manager-- Acquisitions of the Company from June 1987 to May 1990. From June 1976 to June 1987, Mr. Abernathy was employed by Exxon Company USA, where he served at various times as Senior Staff Engineer, Senior Supervising Engineer and in other engineering capacities, with assignments in drilling, production and reservoir engineering in the Gulf Coast and offshore. He has B.S. and M.S. Degrees in Mechanical Engineering from Auburn University.

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

    Mr. Dozier has been Senior Vice President--Operations of the Company since December 1997. He was Vice President--Operations of the Company from May 1992 to December 1997. From June 1983 to April 1992, he was employed by Santa Fe Minerals where he held various engineering and management positions serving most recently as Manager of Operations Engineering. From January 1975 to May 1983, he was employed by Amoco Production Company serving in various positions where he worked on all phases of production, reservoir evaluations, drilling and completions in the Mid-Continent and Gulf Coast areas. He has a B.S. Degree in Petroleum Engineering from the University of Texas.

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

    Mr. Lowe has been Vice President--Marketing of the Company since December 1997. He was General Manager--Marketing of the Company from July 1992 to December 1997. From September 1983 to November 1990, he was employed by Maxus Energy Corporation, formerly Diamond Shamrock Exploration Company, serving as Manager--Marketing and in various other management and supervisory capacities. From 1981 to October 1983, he was employed by American Quasar Exploration Company as Manager--Oil and Gas Marketing. From 1978 to 1981, he was employed by Texas Pacific Oil Company serving in various positions in production and marketing. He has a B.S. Degree in Education from Texas Tech University.

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

    Mr. Phaneuf has been Vice President--Corporate Development of the Company since October 1995. From June 1995 to October 1995, he was employed in the Corporate Finance Group of Arthur Andersen LLP, specializing in energy industry corporate finance activities. From April 1993 to August 1994, he was Senior Vice President and head of the Energy Research Group at Kemper Securities, an investment banking firm. From 1988 until April 1993, he was employed by Rauscher, Pierce Refsnes, Inc., an investment banking firm, as a Senior Vice President, serving as an energy analyst involved in equity research. From 1978 to 1988, Mr. Phaneuf was Vice President of Kidder, Peabody, & Co., an investment banking firm, serving as an energy analyst in the Research Department. From 1976 to 1978, he was employed by Schneider, Bernet, and Hickman, serving as an energy analyst in the Research Department. From 1972 to 1976, he held the position of Investment Advisor for First International Investment Management, a subsidiary of NationsBank. He holds a B.A. Degree in Psychology and an M.B.A. Degree from the University of Texas.

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

    Mr. Thalken has been Vice President--Acquisitions of the Company since December 1997. He was Acquisitions Technical Manager of the Company from May 1995 to December 1997 and an acquisitions engineer with the Company from January 1992 to May 1995. From October 1990 to December 1991, he was employed by Enron Oil and Gas Company, serving as a production engineer. From May 1983 to September 1990, he was employed by Exxon Company, USA, in various engineering and supervisory capacities. He has a B.S. Degree in Mechanical Engineering from Kansas University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information required by this Item is incorporated by reference from the sections on page 54 of the Company's 1997 Annual Report to Stockholders entitled "Stock Price Information," "Dividend Policy" and "Number of Stockholders."

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required by this Item is incorporated by reference from page 28 of the Company's 1997 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this Item is incorporated by reference from pages 29 through 33 of the Company's 1997 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this Item is incorporated by reference from pages 34 through 53 of the Company's 1997 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item with respect to the Company's directors is incorporated by reference from the sections of the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (1) Financial Statements:

     The financial statements of the Company and its subsidiaries and report of independent public accountants listed below are incorporated by reference from the following pages of the Company's 1997 Annual Report to Stockholders:

                                                                  Annual Report
                                                                       Page
                                                                  -------------

Consolidated Balance Sheets as of December 31, 1997 and 1996.....      34
Consolidated Statements of Income for the years ended
 December 31, 1997, 1996 and 1995................................      35
Consolidated Statements of Changes in Stockholders' Equity
 for the years ended December 31, 1997, 1996 and 1995............      36
Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1996 and 1995................................      37
Notes to Consolidated Financial Statements for the years ended
 December 31, 1997, 1996 and 1995 ...............................  38 through 52
Report of Independent Public Accountants.........................      53

     (2) Financial Statement Schedules:

     All schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

     (3) Exhibits:

     The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

     3.1 Restated Certificate of Incorporation, as amended, of the Company (Filed as Exhibit 3.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1997, filed August 13, 1997).

     3.2 Restated By-laws of the Company (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-35289 (the "S-1 Registration Statement")).

     4.1 Form of stock certificate for Common Stock, par value $.005 per share (Filed as Exhibit 4.1 to the S-1 Registration Statement).

     4.2 Indenture dated as of December 20, 1995, between Chemical Bank, as Trustee, and the Company (Filed as Exhibit 99.1 to the Company's report on Form 8-K filed January 16, 1996).

     4.3 Indenture dated as February 5, 1997, between The Chase Manhattan Bank, as Trustee, and the Company (Filed as Exhibit 4.3 to the Company's report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997).

     10.1* Employment and Noncompetition Agreement dated January 7, 1987, between the Company and Charles C. Stephenson, Jr. (Filed as Exhibit
            10.19 to the S-1 Registration Statement).

     10.2* Employment and Noncompetition Agreement dated January 7, 1987, between the Company and Jo Bob Hille (Filed as Exhibit 10.20 to the S-1 Registration Statement).

     10.3* Form of Indemnification Agreement between the Company and certain of its officers and directors (Filed as Exhibit 10.23 to the S-1 Registration Statement).

     10.4* Vintage Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 4(d) to the Company's Registration Statement on Form S-8, Registration No. 33-37505).

     10.5* Amendment No. 1 to Vintage Petroleum, Inc. 1990 Stock Plan, effective January 1, 1991 (Filed as Exhibit 10.15 to the Company's report on Form 10-K for the year ended December 31, 1991, filed March 30, 1992).

     10.6* Amendment No. 2 to Vintage Petroleum, Inc. 1990 Stock Plan dated February 24, 1994 (Filed as Exhibit 10.15 to the Company's report on Form 10-K for the year ended December 31, 1993, filed March 29,
            1994).

     10.7* Amendment No. 3 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 15, 1996 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated April 1, 1996).

     10.8* Vintage Petroleum, Inc. 401(k) Plan (Filed as Exhibit 4(c) to the Company's Registration Statement on Form S-8, Registration No. 33-55706).

     10.9* Vintage Petroleum, Inc. Non-Management Director Stock Option Plan (Filed as Exhibit 10.18 to the Company's report on Form 10-K for the year ended December 31, 1992, filed March 31, 1993 (the "1992 Form 10-K")).

     10.10* Form of Incentive Stock Option Agreement under the Vintage
            Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 10.20 to the Company's report on Form 10-K for the year ended December 31, 1990, filed April 1, 1991).

     10.11* Form of Non-Qualified Stock Option Agreement under the Vintage
            Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 10.20 to the 1992 Form 10-K).

     10.12 Amended and Restated Credit Agreement dated December 8, 1997, among the Company, as borrower, certain commercial lending institutions, as lenders, and Bank of Montreal, as agent.

     10.13 Purchase and Sale Agreement dated as of February 12, 1997, among the Company, Burlington Resources Oil & Gas Company and Glacier Park Company, and Amendments thereto dated March 11, 1997, and March 20, 1997 (filed as Exhibit 2 to the Company's report on Form 8-K filed April 16, 1997).

     13.    Portions of the Company's 1997 Annual Report to Stockholders.

     21.    Subsidiaries of the Company.

     23.1   Consent of Arthur Andersen LLP.

     23.2   Consent of Netherland, Sewell & Associates, Inc.

     27.1   Financial Data Schedule for fiscal 1997.

     27.2   Restated Financial Data Schedule for fiscal 1997 interim periods.

     27.3 Restated Financial Data Schedule for fiscal 1996 and fiscal 1996 interim periods.

     99.1 Letter of Netherland, Sewell & Associates, Inc. dated March 18, 1998, regarding U.S. oil and gas reserve information.

     99.2 Letter of Netherland, Sewell & Associates, Inc. dated March 19, 1998, regarding South American oil and gas reserve information.
  ____________________
  *  Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K.


     Form 8-K was filed October 16, 1997, to report under Item 5 (a) the Company's two-for-one common stock split effected on October 7, 1997, and (b) certain pro forma financial information of the Company.

     No other reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VINTAGE PETROLEUM, INC.



Date:  March 27, 1998           By:   /s/ C. C. Stephenson, Jr.
                                    ----------------------------
                                    C. C. Stephenson, Jr.
                                    Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                     TITLE                       DATE
          ---------                     -----                       ----


/s/ C. C. Stephenson, Jr.         Director and Chairman         March 27, 1998
----------------------------      of the Board
C. C. Stephenson, Jr.


/s/ Jo Bob Hille                  Director and Vice             March 27, 1998
----------------------------      Chairman of the Board
Jo Bob Hille


/s/ S. Craig George              Director, President and        March 27, 1998
---------------------------      Chief Executive Officer
S. Craig George                  (Principal Executive Officer)


/s/ William C. Barnes            Director, Executive Vice       March 27, 1998
----------------------------     President, Chief Financial
William C. Barnes                Officer and Treasurer
                                 (Principal Financial Officer)


/s/ Bryan H. Lawrence            Director                       March 27, 1998
----------------------------
Bryan H. Lawrence


/s/ John T. McNabb, II           Director                       March 27, 1998
----------------------------
John T. McNabb, II


/s/ Michael F. Meimerstorf       Vice President and Controller  March 27, 1998
----------------------------     (Principal Accounting Officer)
Michael F. Meimerstorf

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

   EXHIBIT
   NUMBER                   DESCRIPTION
   ------                   -----------

     3.1 Restated Certificate of Incorporation, as amended, of the Company (Filed as Exhibit 3.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1997, filed August 13, 1997).

     3.2 Restated By-laws of the Company (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-35289 (the "S-1 Registration Statement")).

     4.1 Form of stock certificate for Common Stock, par value $.005 per share (Filed as Exhibit 4.1 to the S-1 Registration Statement).

     4.2 Indenture dated as of December 20, 1995, between Chemical Bank, as Trustee, and the Company (Filed as Exhibit 99.1 to the Company's report on Form 8-K filed January 16, 1996).

     4.3 Indenture dated as February 5, 1997, between The Chase Manhattan Bank, as Trustee, and the Company (Filed as Exhibit 4.3 to the Company's report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997).

     10.1* Employment and Noncompetition Agreement dated January 7, 1987, between the Company and Charles C. Stephenson, Jr. (Filed as Exhibit
            10.19 to the S-1 Registration Statement).

     10.2* Employment and Noncompetition Agreement dated January 7, 1987, between the Company and Jo Bob Hille (Filed as Exhibit 10.20 to the S-1 Registration Statement).

     10.3* Form of Indemnification Agreement between the Company and certain of its officers and directors (Filed as Exhibit 10.23 to the S-1 Registration Statement) .

     10.4* Vintage Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 4(d) to the Company's Registration Statement on Form S-8, Registration No. 33-37505).

     10.5* Amendment No. 1 to Vintage Petroleum, Inc. 1990 Stock Plan, effective January 1, 1991 (Filed as Exhibit 10.15 to the Company's report on Form 10-K for the year ended December 31, 1991, filed March 30, 1992).

     10.6* Amendment No. 2 to Vintage Petroleum, Inc. 1990 Stock Plan dated February 24, 1994 (Filed as Exhibit 10.15 to the Company's report on Form 10-K for the year ended December 31, 1993, filed March 29,
            1994).

     10.7* Amendment No. 3 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 15, 1996 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated April 1, 1996).

     10.8* Vintage Petroleum, Inc. 401(k) Plan (Filed as Exhibit 4(c) to the Company's Registration Statement on Form S-8, Registration No. 33-55706).

     10.9* Vintage Petroleum, Inc. Non-Management Director Stock Option Plan (Filed as Exhibit 10.18 to the Company's report on Form 10-K for the year ended December 31, 1992, filed March 31, 1993 (the "1992 Form 10-K")).

     10.10* Form of Incentive Stock Option Agreement under the Vintage
            Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 10.20 to the Company's report on Form 10-K for the year ended December 31, 1990, filed April 1, 1991).

     10.11* Form of Non-Qualified Stock Option Agreement under the Vintage
            Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 10.20 to the 1992 Form 10-K).

     10.12 Amended and Restated Credit Agreement dated December 8, 1997, among the Company, as borrower, certain commercial lending institutions, as lenders, and Bank of Montreal, as agent.

     10.13 Purchase and Sale Agreement dated as of February 12, 1997, among the Company, Burlington Resources Oil & Gas Company and Glacier Park Company, and Amendments thereto dated March 11, 1997, and March 20, 1997 (filed as Exhibit 2 to the Company's report on Form 8-K filed April 16, 1997).

     13.    Portions of the Company's 1997 Annual Report to Stockholders.

     21.    Subsidiaries of the Company.

     23.1   Consent of Arthur Andersen LLP.

     23.2   Consent of Netherland, Sewell & Associates, Inc.

     27.1   Financial Data Schedule for fiscal 1997.

     27.2   Restated Financial Data Schedule for fiscal 1997 interim periods.

     27.3 Restated Financial Data Schedule for fiscal 1996 and fiscal 1996 interim periods.

     99.1 Letter of Netherland, Sewell & Associates, Inc. dated March 18, 1998, regarding U.S. oil and gas reserve information.

     99.2 Letter of Netherland, Sewell & Associates, Inc. dated March 19, 1998, regarding South American oil and gas reserve information.
    _____________________

  *  Management contract or compensatory plan or arrangement.