Form 10-Q
period 1998-03-31
VINTAGE PETROLEUM INC
filed 1998-05-07
CIK 809428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                                       OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from      to

Commission file number  1-10578
                       ----------
                            VINTAGE PETROLEUM, INC.
                     -------------------------------------
              (Exact name of registrant as specified in charter)

         Delaware                                               73-1182669
---------------------------                              -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

  4200 One Williams Center               Tulsa, Oklahoma          74172
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                (918) 592-0101
                     -------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
     --------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at April 30, 1998
-----------------------------                 -----------------------------
Common Stock, $.005 Par Value                           51,636,086

                                    PART I



                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                          (IN THOUSANDS, EXCEPT SHARES
                             AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                     ASSETS
                                     ------

                                                                March 31,   December 31,
                                                                   1998         1997
                                                              ------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents                                  $      1,832  $      5,797
   Accounts receivable -
       Oil and gas sales                                            52,168        60,878
       Joint operations                                              6,627         6,358
   Deferred income taxes                                                 -         4,206
   Prepaids and other current assets                                10,575        12,443
                                                              ------------  ------------
          Total current assets                                      71,202        89,682
                                                              ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, full cost method                      1,279,694     1,230,288
   Oil and gas gathering systems                                    13,855        12,943
   Other                                                             9,299         8,420
                                                              ------------  ------------
                                                                 1,302,848     1,251,651

   Less accumulated depreciation, depletion and amortization       409,516       370,103
                                                              ------------  ------------
                                                                   893,332       881,548
                                                              ------------  ------------
OTHER ASSETS, net                                                   25,059        18,825
                                                              ------------  ------------
   TOTAL ASSETS                                               $    989,593  $    990,055
                                                              ============  ============

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                   March 31,  December 31,
                                                                     1998         1997
                                                                 -----------  ------------
CURRENT LIABILITIES:
   Revenue payable                                               $    21,690  $     27,085
   Accounts payable - trade                                           30,395        21,088
   Other payables and accrued liabilities                             26,239        31,504
                                                                 -----------  ------------
       Total current liabilities                                      78,324        79,677
                                                                 -----------  ------------
LONG-TERM DEBT                                                       467,924       451,096
                                                                 -----------  ------------
DEFERRED INCOME TAXES                                                 63,041        71,797
                                                                 -----------  ------------
OTHER LONG-TERM LIABILITIES                                            3,617         3,955
                                                                 -----------  ------------

STOCKHOLDERS' EQUITY per accompanying statement:
   Preferred stock, $.01 par, 5,000,000 shares authorized,
       zero shares issued and outstanding                                  -             -
   Common stock, $.005 par, 80,000,000 shares authorized,
       51,636,086 and 51,558,886 shares issued and
        outstanding                                                      258           258
   Capital in excess of par value                                    202,790       202,008
   Retained earnings                                                 173,639       181,264
                                                                 -----------  ------------
                                                                     376,687       383,530
                                                                 -----------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   989,593  $    990,055
                                                                 ===========  ============

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    Three Months Ended
                                                         March 31,
                                                   -------------------
                                                     1998        1997
                                                   ---------   ---------
REVENUES:
   Oil and gas sales                               $  72,820   $  83,997
   Oil and gas gathering                               2,679       4,847
   Gas marketing                                      14,255      10,271
   Other income                                          349         119
                                                   ---------   ---------
                                                      90,103      99,234
                                                   ---------   ---------

COSTS AND EXPENSES:
   Lease operating, including production taxes        32,180      24,514
   Oil and gas gathering                               2,253       4,324
   Gas marketing                                      13,601       9,852
   General and administrative                          4,919       4,391
   Depreciation, depletion and amortization           28,003      20,000
   Write-down of oil and gas properties               11,596           -
   Interest                                            9,077       8,178
                                                   ---------   ---------
                                                     101,629      71,259
                                                   ---------   ---------
       Income (loss) before provision for income
          taxes and minority interest                (11,526)     27,975

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                              (442)      1,415
   Deferred                                           (4,492)      5,454

MINORITY INTEREST IN INCOME OF SUBSIDIARY                  -        (117)
                                                   ---------   ---------
NET INCOME (LOSS)                                  $  (6,592)  $  20,989
                                                   =========   =========

EARNINGS PER SHARE:
   Basic                                           $    (.13)  $     .42
                                                   =========   =========
   Diluted                                         $    (.13)  $     .41
                                                   =========   =========

Weighted average common shares outstanding:
   Basic                                              51,608      50,105
                                                   =========   =========
   Diluted                                            51,608      51,397
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

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                   -----------------------------------------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                     Capital
                                    Common Stock    In Excess
                                  ----------------   of Par    Retained
                                    Shares  Amount    Value    Earnings      Total
                                  --------  ------  ---------  ---------  ------------
Balance at December 31, 1997        51,559    $258   $202,008   $181,264      $383,530
   Net loss                              -       -          -     (6,592)       (6,592)
   Exercise of stock options and
     resulting tax effects              77       -        782          -           782
   Cash dividends declared
     ($.02 per share)                    -       -          -     (1,033)       (1,033)
                                  --------  ------  ---------  ---------  ------------
Balance at March 31, 1998           51,636    $258   $202,790   $173,639      $376,687
                                  ========  ======  =========  =========  ============

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  Three Months Ended
                                                                      March 31,
                                                               ----------------------
                                                                  1998        1997
                                                               ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $   (6,592)  $  20,989
     Adjustments to reconcile net income (loss)
       to cash provided by operating activities -

       Depreciation, depletion and amortization                    28,003      20,000
       Write-down of oil and gas properties                        11,596           -
       Minority interest in income of subsidiary                        -         117
       Provision (benefit) for deferred income taxes               (4,492)      5,454
                                                               ----------   ---------
                                                                   28,515      46,560

   Decrease in receivables                                          9,094      19,228
   Decrease in payables and accrued liabilities                    (2,534)     (5,795)
   Other                                                           (3,625)       (768)
                                                               ----------   ---------
          Cash provided by operating activities                    31,450      59,225
                                                               ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment -
       Oil and gas properties                                     (49,406)    (37,346)
       Other property and equipment                                (2,064)       (157)
   Purchase of subsidiary                                               -     (27,233)
   Other                                                             (962)     (9,890)
                                                               ----------   ---------
          Cash used by investing activities                       (52,432)    (74,626)
                                                               ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                                70      47,181
     Sale of 8 5/8% Senior Subordinated Notes                           -      96,270
   Advances on revolving credit facility and other borrowings      22,472      42,908
   Payments on revolving credit facility and other borrowings      (4,494)   (168,657)
   Dividends paid                                                  (1,031)       (722)
   Other                                                                -        (495)
                                                               ----------   ---------
          Cash provided by financing activities                    17,017      16,485
                                                               ----------   ---------
Net (decrease) increase in cash and cash equivalents               (3,965)      1,084

Cash and cash equivalents, beginning of period                      5,797       2,774
                                                               ----------   ---------
Cash and cash equivalents, end of period                       $    1,832   $   3,858
                                                               ==========   =========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                            MARCH 31, 1998 AND 1997

1.  GENERAL

    The accompanying financial statements are unaudited. The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. Management believes that all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. These financial statements and notes should be read in conjunction with the 1997 audited financial statements and related notes.

    On September 12, 1997, the Company's Board of Directors approved a two-for-one stock split of its common stock effective October 7, 1997, to stockholders of record on September 26, 1997. All references to the number of shares and per share amounts in the financial statements and notes thereto have been restated to reflect the stock split.

2.  SIGNIFICANT ACCOUNTING POLICIES

    Statements of Cash Flows

    Cash payments for interest totaled $7,364,411 and $4,387,298 and cash payments for U.S. Federal and state income taxes were $500 and $85,600 during the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998 and 1997, the Company made no cash payments for foreign income taxes.

    Oil and Gas Properties

    The Company's unamortized costs of oil and gas properties are limited, on a country-by-country basis, to the sum of the future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the cost of any unproved properties. At March 31, 1998, the Company's unamortized costs in oil and gas properties in the U.S. exceeded this ceiling amount by approximately $24.6 million (net of taxes). However, due to subsequent increases in the Company's U.S. oil and gas prices, the full cost ceiling limitation as of March 31, 1998, was recomputed giving effect to such price increases, as prescribed by SEC guidelines. The Company's U.S. unamortized costs exceeded this recomputed ceiling amount by $7.1 million (net of taxes). The Company has reflected this $7.1 million non-cash charge to earnings in the quarter ended March 31, 1998, by recording a write-down of oil and gas properties of $11.6 million (or $1.94 per equivalent barrel produced during the quarter) and the related reduction in the provision for deferred income taxes of $4.5 million. At March 31, 1998, the Company's cost of oil and gas properties in countries other than the U.S. did not exceed such ceiling amounts. However, if oil prices remain at the current low levels for a prolonged period, the Company may be required to reflect additional non-cash charges to earnings in future quarterly periods related to the Company's unamortized costs in oil and gas properties in the U.S. or other countries.

    Amortization per equivalent barrel of the Company's U.S. oil and gas properties for the three months ended March 31, 1998 and 1997, was $4.68 and $3.92, respectively, exclusive of any write-down impact. The write-down of capitalized oil and gas costs increased amortization per equivalent barrel of the Company's U.S. oil and gas properties for the three months ended March 31, 1998, by an additional $2.78. Amortization per equivalent barrel of the Company's Argentina oil and gas properties for the three months ended March 31, 1998 and 1997, was $4.56 and $4.15, respectively. Amortization per equivalent barrel of the Company's Bolivia oil and gas properties for the three months ended March 31, 1998 and 1997, was $1.86 and $3.66, respectively.

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

    Earnings Per Share

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), establishing new standards for computing and presenting earnings per share. The provisions of SFAS No. 128 are effective for earnings per share calculations for periods ending after December 15, 1997. The Company has adopted SFAS No. 128 effective December 31, 1997, and all earnings per share amounts disclosed herein have been calculated under the provisions of SFAS No. 128. The adoption of SFAS No. 128 did not have a material effect on previously reported earnings per share or on 1997 earnings per share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share were computed assuming the exercise of all dilutive options, as determined by applying the treasury stock method.

    Comprehensive Income

    In June 1997, the Financial Accounting Standards Board issued Statement
    No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishing standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 defines comprehensive income as the total of net income and all other nonowner changes in equity. The Company had no nonowner changes in equity other than net income during the three months ended March 31, 1998 and 1997.

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

                                     Three Months
                                        Ended
                                      March 31,
                                 ------------------
                                    1998     1997
                                 --------- --------
             Production:
                Oil (MBbls) -
                    U.S. (1).....    2,474    2,015
                    Argentina....    1,538    1,320
                    Bolivia......       35       25
                    Total........    4,047    3,360

                Gas (MMcf) -
                    U.S. (1).....   10,180    7,578
                    Bolivia......    1,388    1,216
                    Total........   11,568    8,794

                Total MBOE.......    5,975    4,826

             Average prices:
                Oil (per Bbl) -
                    U.S..........  $ 12.89   $19.77
                    Argentina....    12.18    17.87
                    Bolivia......    13.95    18.13
                    Total........    12.59    19.01

                Gas (per Mcf) -
                    U.S..........  $  2.03   $ 2.46
                    Bolivia......     1.02     1.22
                    Total........     1.89     2.29

____________
(1) First quarter 1998 production was reduced by approximately 113 MBbls of oil and 250 MMcf of gas, or 155 MBOE, due to severe weather in California.

   Average U.S. oil prices received by the Company fluctuate generally with changes in the West Texas Intermediate ("WTI") posted prices for oil. The Company's Argentina oil production is sold at WTI spot prices less a specified differential. The Company experienced a 34 percent decrease in its average oil price in the first quarter of 1998 compared to the first quarter of 1997.
During the first quarter of 1997, the impact of Argentina oil hedges reduced the Company's overall average oil price 50 cents to $19.01 per Bbl and its average Argentina oil price was reduced $1.28 to $17.87 per Bbl. The Company was not a party to any oil hedges in the first quarter of 1998. Before the impact of oil hedges, the Company realized an average oil price for the first quarter of 1998 which was approximately 92 percent of WTI posted prices compared to a realization of 93 percent of WTI posted prices for the year earlier quarter. However, due to an increase in the differential between WTI posted prices and the NYMEX reference price ("NYMEX"), the Company's average realized prices (before hedges) declined to 79 percent of NYMEX in the first quarter of 1998 compared to 86 percent of NYMEX in the year earlier quarter.

   Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company's Bolivia average gas price is tied to a long-term contract for which the price varies primarily with seasonal differential adjustments. The Company's average gas price for the first quarter 1998 was 17 percent lower than 1997's first quarter.

   The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. Currently, there are no oil or gas hedges in place.

   Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on first quarter 1998 oil production, a change in the average oil price realized by the Company of $1.00 per Bbl would result in a change in net income (before any impact of write-downs of capitalized oil and gas costs) and cash flow before income taxes on a quarterly basis of approximately $2.5 million and $3.9 million, respectively. A 10 cent per Mcf change in the average price realized by the Company for gas would result in a change in net income (before any impact of write-downs of capitalized oil and gas costs) and cash flow before income taxes on a quarterly basis of approximately $0.7 million and $1.1 million, respectively, based on first quarter 1998 gas production.

   The Company's unamortized costs of oil and gas properties are limited, on a country-by-country basis, to the sum of the future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the cost of any unproved properties. At March 31, 1998, the Company's unamortized costs in oil and gas properties in the U.S. exceeded this ceiling amount by approximately $24.6 million (net of taxes). However, due to subsequent increases in the Company's U.S. oil and gas prices, the full cost ceiling limitation as of March 31, 1998, was recomputed giving effect to such price increases, as prescribed by SEC guidelines. The Company's U.S. unamortized costs exceeded this recomputed ceiling amount by $7.1 million (net of taxes). The Company has reflected this $7.1 million non-cash charge to earnings in the quarter ended March 31, 1998, by recording a write-down of oil and gas properties of $11.6 million (or $1.94 per equivalent barrel produced during the quarter) and the related reduction in the provision for deferred income taxes of $4.5 million. At March 31, 1998, the Company's cost of oil and gas properties in countries other than the U.S. did not exceed such ceiling amounts. However, if oil prices remain at the current low levels for a prolonged period, the Company may be required to reflect additional non-cash charges to earnings in future quarterly periods related to the Company's unamortized costs in oil and gas properties in the U.S. or other countries.

PERIOD TO PERIOD COMPARISON

PERIOD ENDED MARCH 31, 1998, COMPARED TO PERIOD ENDED MARCH 31, 1997

   The Company reported a net loss of $6.6 million for the quarter ended March 31, 1998, reflecting the impact of a $7.1 million (net of taxes) non-cash charge to earnings to write-down the Company's unamortized costs in U.S. oil and gas properties to the ceiling limitation prescribed under the full cost method of accounting. Excluding the write-down, the Company would have recognized net income of $0.5 million for the quarter ended March 31, 1998, down 98 percent from $21.0 million for the same period in 1997. An increase in the Company's oil and gas production of 24 percent on an equivalent barrel basis was more than offset by a 34 percent decrease in average oil prices and a 17 percent decrease in average gas prices. The production increases primarily relate to the acquisition of certain producing oil and gas properties from Burlington Resources Inc. (the "Burlington Properties") in April 1997, the exploitation activities in Argentina and the exploration activities in the Galveston Bay area. The production increases were reduced by the impact of the severe weather in California during the first quarter of 1998. The resulting mudslides and flooding forced the Company to temporarily shut-in some of its oil and gas properties for a portion of the quarter lowering production by approximately 113,000 barrels of oil and 250,000 Mcf of gas.

   Oil and gas sales decreased $11.2 million (13 percent), to $72.8 million for the first quarter of 1998 from $84.0 for the first quarter of 1997. A 34 percent decrease in average oil prices, partially offset by a 20 percent increase in oil production, accounted for a decrease of $12.9 million. A 32 percent increase in gas production, partially offset by a 17 percent decrease in average gas prices, reduced by $1.7 million the negative impact of the decline in average oil prices.

   Lease operating expenses, including production taxes, increased $7.7 million (31 percent), to $32.2 million for the first quarter of 1998 from $24.5 million for the first quarter of 1997. The increase in lease operating expenses is due primarily to operating costs associated with the Burlington Properties and estimated costs of $1.0 million for the first quarter of 1998 related to storm damage repair and cleanup as a result of the severe weather in California. Lease operating expenses per equivalent barrel produced increased to $5.39 ($5.09 before the effects of the severe weather in California) in the first quarter of 1998 from $5.08 for the same period in 1997.

   General and administrative expenses increased $0.5 million (11 percent), to $4.9 million for the first quarter of 1998 from $4.4 million for the first quarter of 1997, due primarily to the addition of personnel as a result of the acquisition of the Burlington Properties. General and administrative expenses per equivalent barrel produced actually declined to $0.82 ($0.80 before the effects of the severe weather in California) from $0.91 in the year earlier quarter.

   Depreciation, depletion and amortization increased $8.0 million (40 percent), to $28.0 million for the first quarter of 1998 from $20.0 million for the first quarter of 1997, due primarily to the 24 percent increase in production on an equivalent barrel basis. Amortization per equivalent barrel of the Company's oil and gas properties (exclusive of the write-down of oil and gas properties) increased to $4.53 in the first quarter of 1998 from $4.02 in 1997.

   As a result of the impact of substantially lower oil prices on the ceiling limitation prescribed under the full cost method of accounting, the Company recorded an $11.6 million non-cash charge in the first quarter of 1998 to write-down its oil and gas properties to the ceiling limitation. The Company's capitalized oil and gas costs have not exceeded the applicable ceiling limitation in any prior reporting period; therefore, no similar write-down has been required.

   Interest expense increased $0.9 million (11 percent), to $9.1 million for the first quarter of 1998 from $8.2 million for the first quarter of 1997, due primarily to a 20 percent increase in the Company's total average outstanding debt as a result of the acquisition of the Burlington Properties. The increase in interest expense was partially offset by a decrease in the Company's overall average interest rate from 8.05% in the first quarter of 1997 to 7.83% in the first quarter of 1998.

CAPITAL EXPENDITURES

   During the first quarter of 1998, the Company's domestic oil and gas capital expenditures totaled $30.4 million. Exploratory activities accounted for $14.8 million of the domestic capital expenditures with exploitation activities contributing another $15.6 million. During the first quarter of 1998, the Company's international oil and gas capital expenditures totaled $19.2 million, including $13.5 million in Argentina, primarily on exploitation activities.

   The Company is committed to perform 17,728 work units within the next three years related to its concession rights in the Naranjillos field in Santa Cruz Province, Bolivia. The work unit commitment is guaranteed by the Company through an $88.6 million letter of credit; however, the Company anticipates that it will fulfill this three-year work unit commitment through approximately $45 to $50 million of various seismic and drilling capital expenditures. In addition, the Company is committed to perform 1,400 work units related to an exploration program within the Chaco Block in Bolivia. The entire obligation can be fulfilled by the drilling of one 15,000 foot well. The Company estimates the cost of this well to be approximately $4.5 million and expects to fulfill the obligation by drilling a well in 1998. Under the Company's exploration contract on Block 19 in Ecuador, the Company is required to participate in the drilling of one additional well. The Company expects to drill the well during 1999 at a cost of approximately $4.0 million.

   Except for the commitments discussed above, the timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flow to fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, will be sufficient to fund a substantial portion of its planned $185 million of non-acquisition capital expenditures during 1998. Any capital expenditures in excess of internally generated cash flow may be funded by advances under its revolving credit facility. The Company's planned 1998 non-acquisition capital expenditure budget is currently allocated 65 percent to exploitation activities, including development and infill drilling, and approximately 35 percent to exploration activities. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "--Liquidity").

LIQUIDITY

   Internally generated cash flow and the borrowing capacity under its revolving credit facility are the Company's major sources of liquidity. In addition, the Company may use other sources of capital, including the issuance of additional debt securities or equity securities, to fund any major acquisitions it might secure in the future and to maintain its financial flexibility. The Company funds its capital expenditures (excluding acquisitions) and debt service requirements primarily through internally generated cash flows from operations. Any excess cash flow is used to reduce outstanding advances under the revolving credit facility.

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

   On February 5, 1997, the Company completed a public offering of 3,000,000 shares (after giving effect to the Company's two-for-one common stock split effected on October 7, 1997) of common stock, all of which were sold by the Company. Net proceeds to the Company of approximately $47 million were used to repay a portion of existing indebtedness under the revolving credit facility.

   Also on February 5, 1997, the Company issued $100 million of its 8 5/8% Senior Subordinated Notes Due 2009 (the "8 5/8% Notes"). Net proceeds to the Company of approximately $96 million were used to repay a portion of existing indebtedness under the revolving credit facility.

   The Company's unsecured revolving credit facility under the Amended and Restated Credit Agreement dated December 8, 1997 (the "Credit Agreement"), establishes a borrowing base (currently $450 million) determined by the banks' evaluation of the Company's U.S. and Argentina oil and gas reserves.

   Outstanding advances under the Credit Agreement bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. As of April 30, 1998, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances, which resulted in an average interest rate of approximately 6.5 percent per annum. In addition, the Company must pay a commitment fee ranging from 0.25 to 0.375 percent per annum on the unused portion of the banks' commitment.

   On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's U.S. and Argentina oil and gas reserves. If the sum of outstanding senior debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding under the Credit Agreement at December 1, 2000, will be payable in 12 equal consecutive quarterly installments commencing March 1, 2001, with maturity at December 1, 2003.

   The unused portion of the Credit Agreement was approximately $114 million at April 30, 1998. The Company has recently requested and the Company's agent bank has recommended an increase in its borrowing base from $450 million to $500 million which, if approved by the banks, would increase the unused portion under the facility to approximately $164 million based on April 30, 1998, debt levels. The unused portion of the Credit Agreement and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional U.S. and Argentina acquisitions are made and properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased.

INFLATION

   In recent years inflation has not had a significant impact on the Company's operations or financial condition.

INCOME TAXES

   The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. The Company incurred a current benefit for income taxes of approximately $0.4 million for the first quarter of 1998 and a current provision of $1.4 million for the first quarter of 1997.

   The Company has a U.S. Federal alternative minimum tax ("AMT") credit carryforward of approximately $2.9 million which does not expire and is available to offset U.S. Federal regular income taxes in future years, but only to the extent that U.S. Federal regular income taxes exceed the AMT in such years.

   Earnings of the Company's foreign subsidiary, Vintage Petroleum Boliviana, Ltd. ("Vintage Boliviana"), are subject to Bolivia income taxes. Earnings of the Company's foreign subsidiary, Vintage Oil Argentina, Inc. are subject to Argentina income taxes. As of December 31, 1997, the Company had estimated net operating loss carryforwards of $35.4 million for Argentina income tax reporting purposes which can be used to offset future taxable income in Argentina. The carryforward amount includes certain Argentina net operating loss carryforwards which were acquired in a purchase business combination and are recorded at cost, which is less than the calculated value under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. These unrecorded net operating loss carryforwards will reduce the Company's foreign income tax provision for financial purposes in future years by approximately $4.5 million when their benefit is realized. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries as it is the Company's intention, generally, to reinvest such earnings permanently.

FOREIGN OPERATIONS

   A significant portion of the Company's foreign operations are located in Argentina. The Company believes Argentina offers a relatively stable political environment and does not anticipate any significant change in the near future. The current democratic form of the government has been in place since 1983 and, since 1989, has pursued a steady process of privatization, deregulation and economic stabilization and reforms involving the reduction of inflation and public spending. Argentina's 12-month trailing inflation rate measured by the Argentine Consumer Price Index declined from 200.7 percent as of June 1991 to negative 1.98 percent as of March 1998.

   The Company believes that its Argentine operations present minimal currency risk. All of the Company's Argentine revenues are U.S. dollar based, while a large portion of its costs are denominated in Argentine pesos. The Argentina Central Bank is obligated by law to sell dollars at a rate of one Argentine peso to one U.S. dollar and has sought to prevent appreciation of the peso by buying dollars at rates of not less than 0.998 peso to one U.S. dollar. As a result, the Company believes that should any devaluation of the Argentine peso occur its revenues would be unaffected and its operating costs would not be significantly increased. At the present time, there are no foreign exchange controls preventing or restricting the conversion of Argentine pesos into dollars.

   With the purchase of Vintage Boliviana, the Company expanded its international operations into Bolivia. Since the mid-1980's, Bolivia has been undergoing major economic reform, including the establishment of a free-market economy and the encouragement of foreign private investment. Economic activities that had been reserved for government corporations were opened to foreign and domestic private investments. Barriers to international trade have been reduced and tariffs lowered. A new investment law and revised codes for mining and the petroleum industry, intended to attract foreign investment, have been introduced.

   On February 1, 1987, a new currency, the Boliviano ("Bs"), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house, the Bolsin, which is under the supervision of the Bolivian central bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at March 31, 1998, was US$1:Bs5.45. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

                                    PART II



                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         For information regarding legal proceedings, see the Company's Form 10-K for the year ended December 31, 1997.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

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

              27.  Financial Data Schedule

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



                                 VINTAGE PETROLEUM, INC.
                                 -----------------------
                                      (Registrant)



DATE:   May 7, 1998                \s\ Michael F. Meimerstorf
       --------------            --------------------------------------------
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


Exhibit
Number                         Description
------        ------------------------------------------------


27.           Financial Data Schedule