Form 10-Q
period 1998-06-30
VINTAGE PETROLEUM INC
filed 1998-08-13
CIK 809428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

                                      OR


    [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from   to

Commission file number   1-10578
                       -----------

                            VINTAGE PETROLEUM, INC.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)


           Delaware                                             73-1182669
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


4200 One Williams Center                Tulsa, Oklahoma             74172
-----------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                (918) 592-0101
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
 -----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No _____
    -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Class                            Outstanding at July 31, 1998
            -----                            ----------------------------
Common Stock, $.005 Par Value                          51,661,066

                                    PART I



                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                         (IN THOUSANDS, EXCEPT SHARES
                            AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                    ASSETS
                                    ------

                                                                 June 30,   December 31,
                                                                   1998         1997
                                                                ----------  ------------
                                                                             (Restated)
CURRENT ASSETS:
   Cash and cash equivalents                                    $    3,022    $    5,797
   Accounts receivable -
       Oil and gas sales                                            52,008        60,878
       Joint operations                                              8,507         6,358
   Deferred income taxes                                                 -         4,206
   Prepaids and other current assets                                12,401        12,443
                                                              ------------    ----------
          Total current assets                                      75,938        89,682
                                                              ------------    ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, successful efforts method             1,256,919     1,158,749
   Oil and gas gathering systems                                    13,802        12,943
   Other                                                            10,521         8,420
                                                              ------------    ----------
                                                                 1,281,242     1,180,112

   Less accumulated depreciation, depletion and amortization       426,474       373,225
                                                              ------------    ----------
                                                                   854,768       806,887
                                                              ------------    ----------
OTHER ASSETS, net                                                   25,423        18,825
                                                              ------------    ----------
   TOTAL ASSETS                                                 $  956,129    $  915,394
                                                              ============    ==========


           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                              June 30,  December 31,
                                                                1998        1997
                                                             ---------  ------------
                                                                         (Restated)
CURRENT LIABILITIES:
   Revenue payable                                          $   22,094    $   27,085
   Accounts payable - trade                                     30,037        21,088
   Other payables and accrued liabilities                       19,872        31,504
                                                            ----------    ----------
       Total current liabilities                                72,003        79,677
                                                            ----------    ----------
LONG-TERM DEBT                                                 525,351       451,096
                                                            ----------    ----------
DEFERRED INCOME TAXES                                           31,914        43,135
                                                            ----------    ----------
OTHER LONG-TERM LIABILITIES                                      1,455         3,908
                                                            ----------    ----------

STOCKHOLDERS' EQUITY per accompanying statement:
   Preferred stock, $.01 par, 5,000,000 shares authorized,
       zero shares issued and outstanding                            -             -
  Common stock, $.005 par, 80,000,000 shares
      authorized, 51,660,086 and 51,558,886 shares
    issued and outstanding                                         258           258
  Capital in excess of par value                               202,994       202,008
  Retained earnings                                            122,154       135,312
                                                            ----------    ----------
                                                               325,406       337,578
                                                            ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  956,129    $  915,394
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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   Three Months Ended         Six Months Ended
                                                        June 30,                   June 30,
                                                -----------------------  -----------------------
                                                    1998        1997         1998        1997
                                                -----------  ----------  -----------  ----------
                                                             (Restated)               (Restated)
REVENUES:
   Oil and gas sales                            $    69,163  $   85,366  $   141,983  $  169,363
   Oil and gas gathering                              2,656       4,367        5,335       9,214
   Gas marketing                                     12,816      10,567       27,071      20,838
   Other income (expense)                               297        (457)         537        (338)
                                                -----------  ----------  -----------  ----------
                                                     84,932      99,843      174,926     199,077
                                                -----------  ----------  -----------  ----------

COSTS AND EXPENSES:
   Lease operating, including production taxes       30,026      28,876       62,205      53,390
   Exploration costs                                 10,371       3,495       12,369       5,913
   Oil and gas gathering                              2,265       3,441        4,518       7,765
   Gas marketing                                     12,040       9,979       25,640      19,831
   General and administrative                         9,014       6,859       16,098      13,189
   Depreciation, depletion and amortization          26,619      25,014       53,486      45,763
   Interest                                           9,978       9,774       19,270      17,952
                                                -----------  ----------  -----------  ----------

                                                    100,313      87,438      193,586     163,803
                                                -----------  ----------  -----------  ----------
       Income (loss) before income
          taxes and minority interest               (15,381)     12,405      (18,660)     35,274

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                              (19)        569         (461)      1,984
   Deferred                                          (5,854)        850       (7,109)      4,324

MINORITY INTEREST IN
   INCOME OF SUBSIDIARY                                   -         (86)           -        (203)
                                                -----------  ----------  -----------  ----------

NET INCOME (LOSS)                               $    (9,508) $   10,900  $   (11,090) $   28,763
                                                ===========  ==========  ===========  ==========

EARNINGS (LOSS) PER SHARE:
   Basic                                        $      (.18) $      .21  $      (.21) $      .57
                                                ===========  ==========  ===========  ==========
   Diluted                                      $      (.18) $      .21  $      (.21) $      .55
                                                ===========  ==========  ===========  ==========

Weighted average common shares outstanding:
   Basic                                             51,649      51,477       51,629      50,795
                                                ===========  ==========  ===========  ==========
   Diluted                                           51,649      52,625       51,629      51,980
                                                ===========  ==========  ===========  ==========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                    --------------------------------------
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                   Capital
                                                                  In Excess
                                            Common Stock            of Par     Retained
                                          --------------------
                                           Shares      Amount       Value      Earnings      Total
                                          --------    --------    ---------    ---------   ---------
Balance at December 31, 1997 (Restated)     51,559    $    258    $ 202,008    $ 135,312   $ 337,578

   Net loss                                      -           -            -      (11,090)    (11,090)
   Exercise of stock options and
     resulting tax effects                     101           -          986            -         986
   Cash dividends declared
     ($.04 per share)                            -           -            -       (2,068)     (2,068)
                                          --------    --------    ---------    ---------   ---------

Balance at June 30, 1998                    51,660    $    258    $ 202,994    $ 122,154   $ 325,406
                                          ========    ========    =========    =========   =========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    Six Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                    1998        1997
                                                               ------------  ------------
                                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $   (11,090)  $  28,763
   Adjustments to reconcile net income (loss) to
       cash provided by operating activities -
          Depreciation, depletion and amortization                  53,486      45,763
          Exploration costs                                         12,369       5,913
          Provision (benefit) for deferred income taxes             (7,109)      4,324
          Minority interest in income of subsidiary                      -         203
                                                               -----------   ---------
                                                                    47,656      84,966

   Decrease in receivables                                           7,309      16,797
   Increase (decrease) in payables and accrued liabilities          (4,864)        332
   Other                                                               136      (5,211)
                                                               -----------   ---------
          Cash provided by operating activities                     50,237      96,884
                                                               -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment -
       Oil and gas properties                                     (110,539)   (170,279)
       Other property and equipment                                 (3,233)     (1,190)
   Purchase of subsidiary                                                -     (39,116)
   Other                                                            (8,926)     (1,687)
                                                               -----------   ---------
          Cash used by investing activities                       (122,698)   (212,272)
                                                               -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                                364      47,718
   Sale of 8 5/8% Senior Subordinated Notes                              -      96,270
   Advances on revolving credit facility and other borrowings       83,141     143,427
   Payments on revolving credit facility and other borrowings      (10,722)   (169,453)
   Dividends paid                                                   (3,097)     (1,493)
   Other                                                                 -        (847)
                                                               -----------   ---------
          Cash provided by financing activities                     69,686     115,622
                                                               -----------   ---------

Net increase (decrease) in cash and cash equivalents                (2,775)        234

Cash and cash equivalents, beginning of period                       5,797       2,774
                                                               -----------   ---------

Cash and cash equivalents, end of period                       $     3,022   $   3,008
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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                            JUNE 30, 1998 AND 1997

1.   GENERAL

     Effective January 1, 1998, the Company elected to change its accounting method for oil and gas properties from the full cost method to the successful efforts method. Management believes that the successful efforts method is preferable and that the accounting change will more accurately present the results of the Company's exploration and development activities, minimize asset write-offs caused by temporary declines in oil and gas prices and reflect an impairment in the carrying value of the Company's oil and gas properties only when there has been a permanent decline in their fair value. As required by generally accepted accounting principles, all financial statements presented herein have been retroactively restated to give effect to this change in accounting method.

     The accompanying financial statements are unaudited. The consolidated financial statements include the accounts of the Company and its wholly-and majority-owned subsidiaries. Management believes that all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. These financial statements and notes should be read in conjunction with the 1997 audited financial statements and related notes, as restated.

     On September 12, 1997, the Company's Board of Directors approved a two-for-one stock split of its common stock effective October 7, 1997, to stockholders of record on September 26, 1997. All references to the number of shares and per share amounts in the financial statements and notes thereto have been restated to reflect the stock split.

2.  SIGNIFICANT ACCOUNTING POLICIES

    Change in Accounting Method

    As a result of the accounting change to the successful efforts method, prior year and interim financial statements have been restated. The effect of the restatements on the balance sheets as of March 31, 1998, December 31, 1997, and June 30, 1997, is as follows:

                                      March 31, 1998        December 31, 1997         June 30, 1997
                               -----------------------  ------------------------  -----------------------
                                 As Reported  Restated  As Reported     Restated  As Reported    Restated
                               -------------  --------  ------------   ---------  -----------    --------
Assets:
 Current Assets                $      71,202  $ 71,202    $  89,682    $  89,682   $   73,648    $ 73,648
 Property, Plant and
   Equipment, net                    893,332   827,567      881,548      806,887      841,459     783,962
 Other Assets                         25,059    25,059       18,825       18,825       20,744      20,744
                               -------------  --------    ----------   ---------   ----------    --------
Total Assets                   $     989,593  $923,828    $ 990,055    $ 915,394   $  935,851    $878,354
                               =============  ========    ==========   =========   ==========    ========

Liabilities and Stockholders'
 Equity:
 Current Liabilities           $      78,324  $ 78,324    $  79,677    $  79,677   $   75,360    $ 75,360
 Long-Term Debt                      467,924   467,924      451,096      451,096      445,983     445,983
 Deferred Income Taxes                63,041    37,836       71,797       43,135       61,165      39,097
 Other Long-Term
   Liabilities                         3,617     3,572        3,955        3,908        2,794       2,794
 Minority Interest                         -         -            -            -        2,031       1,986
 Stockholders' Equity                376,687   336,172      383,530      337,578      348,518     313,134
                               -------------  --------    ----------   ---------   ----------    --------

Total Liabilities and
    Stockholders' Equity       $     989,593  $923,828    $ 990,055    $ 915,394   $  935,851    $878,354
                               =============  ========    ==========   =========   ==========    ========

     The effect of the accounting change on the income statements is as follows:

                                Three Months Ended          Three Months Ended       Six Months Ended
                                  March 31, 1998              June 30,1997             June 30, 1997
                            ------------------------   -------------------------   ---------------------
                              As Reported   Restated   As Reported      Restated   As Reported  Restated
                            ------------------------   -------------------------   ---------------------
Revenues                    $      90,103  $  89,994    $   99,843    $   99,843    $  199,077 $ 199,077
Costs and Expenses                101,629     93,273        82,181        87,438       153,440   163,803
                            ------------------------   -------------------------   ---------------------
 Pretax Income (Loss)             (11,526)    (3,279)       17,662        12,405        45,637    35,274
Income Taxes                       (4,934)    (1,697)        3,343         1,419        10,212     6,308
Minority Interest                       -          -           (86)          (86)         (203)     (203)
                            ------------------------   -------------------------   ---------------------
 Net Income (Loss)          $      (6,592) $  (1,582)   $   14,233    $   10,900    $   35,222 $  28,763
                            ========================   =========================   =====================

Earnings (Loss) Per Share:
 Basic                      $        (.13) $    (.03)   $      .28    $      .21    $      .69 $     .57
 Diluted                    $        (.13) $    (.03)   $      .27    $      .21    $      .68 $     .55

Oil and Gas Properties

Under the successful efforts method of accounting, the Company capitalizes all costs related to property acquisitions and successful exploratory wells, all development costs and the costs of support equipment and facilities. All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive; other exploration costs, including geological and geophysical costs, are expensed as incurred. The Company recognizes gain or loss on the sale of properties on a field basis.

Unproved leasehold costs are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects are charged to expense.

Costs of development dry holes and proved leaseholds are amortized on the unit-of-production method based on proved reserves on a field basis. The depreciation of capitalized drilling costs is based on the unit-of-production method using proved developed reserves on a field basis. Estimated abandonment costs, net of salvage value, are included in the depreciation and depletion calculation.

The Company reviews its proved oil and gas properties for impairment on a field basis. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable. The impairment provision is based on the excess of the carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from the production of oil and gas over the economic life of the reserves. No impairment provision was required during the six month periods ended June 30, 1997 and 1998.

Prior to the adoption of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets, and for Long-Lived Assets to be Disposed of ("SFAS No. 121"), on January 1, 1996, the Company determined the impairment of oil and gas properties on a world-wide basis. The Company would record an impairment provision based on the excess of capitalized costs over the undiscounted net revenues from proved reserves using period-end prices. The impact of implementing SFAS No. 121 was not significant.

Statements of Cash Flows

Cash payments for interest totaled $18,164,262 and $14,192,276 and cash payments for U.S. Federal and state income taxes were $1,473,252 and $2,935,100 during the six months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998, the Company made cash payments of $1,256,041 for foreign income taxes. During the six months ended June 30, 1997, the Company made no cash payments for foreign income taxes.

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

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishing standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 defines comprehensive income as the total of net income and all other non-owner changes in equity. The Company had no non-owner changes in equity during the three months and six months ended June 30, 1998 and 1997.

Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, however, companies may implement the statement as of the beginning of any fiscal quarter beginning June 16, 1998. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, as of June 30, 1998, the Company had no outstanding derivative instruments.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

CHANGE IN ACCOUNTING METHOD

   Effective January 1, 1998, the Company elected to convert from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. The Company believes that the successful efforts method of accounting is preferable, as it will more accurately present the results of the Company's exploration and development activities, minimize asset write-offs caused by temporary downward oil and gas price movements and reflect an impairment in the carrying value of its oil and gas properties only when there has been a permanent decline in their fair value. Accordingly, the December 31, 1997, consolidated balance sheet, the consolidated statements of income for the three months and six months ended June 30, 1997, and the consolidated statement of cash flows for the six months ended June 30, 1997, have been restated to conform with successful efforts accounting. The effect, net of income taxes, was to reduce December 31, 1997, retained earnings by $46.0 million. For the statements of income for the three months and six months ended June 30, 1997, the effect of the accounting change was to decrease net income by $3.3 million ($.06 per diluted share) and $6.5 million ($.13 per diluted share), respectively.

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


                     Three Months Ended        Six Months Ended
                          June 30,                  June 30,
                    --------------------      -------------------
                      1998        1997          1998       1997
                    --------    --------      --------   --------
Production:
   Oil (MBbls) -
       U.S. (1).....   2,535       2,515         5,009      4,530
       Argentina....   1,546       1,407         3,084      2,727
       Bolivia......      35          34            70         59
       Total........   4,116       3,956         8,163      7,316

   Gas (MMcf) -
       U.S. (1).....  10,964       8,604        21,144     16,182
       Bolivia......   1,276       1,627         2,664      2,843
       Total........  12,240      10,231        23,808     19,025

   Total MBOE (1)...   6,156       5,661        12,131     10,487

Average prices:
   Oil (per Bbl) -
       U.S.......... $ 10.96     $ 17.03       $ 11.91    $ 18.25
       Argentina....   10.95       17.23         11.56      17.54
       Bolivia......   15.23       17.52         12.02      17.78
       Total........   10.99       17.10         11.78      17.98

   Gas (per Mcf) -
       U.S.......... $  2.08     $  1.84       $  2.06    $  2.13
       Bolivia......     .87        1.15           .86       1.18
       Total........    1.96        1.73          1.92       1.99

 ________

(1) First half 1998 production was reduced by approximately 159 MBbls of oil and 486 MMcf of gas, or 240 MBOE, due to severe weather conditions in California. Second quarter 1998 production was reduced by approximately 46 MBbls of oil and 236 MMcf of gas, or 85 MBOE, due to severe weather conditions in California.

   Average U.S. oil prices received by the Company fluctuate generally with changes in the West Texas Intermediate ("WTI") posted prices for oil. The Company's Argentina oil production is sold at WTI spot prices less a specified differential. The Company experienced a 34 percent decrease in its average oil price in the first six months of 1998 compared to the first six months of 1997. During the first half of 1997, the impact of Argentina oil hedges reduced the Company's overall average oil price 28 cents to $17.98 per Bbl and its average Argentina oil price was reduced 75 cents to $17.54 per Bbl. The Company was not a party to any oil hedges in the first six months of 1998. Before the impact of oil hedges, the Company realized an average oil price for the first six months of 1998 which was approximately 92 percent of WTI posted prices compared to a realization of 93 percent of WTI posted prices for the year earlier six months. However, due to an increase in the differential between WTI posted prices and the NYMEX reference price ("NYMEX"), the Company's average realized prices (before hedges) declined to 78 percent of NYMEX in the first half of 1998 compared to 85 percent of NYMEX in the first half of 1997.

   Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. During 1998, these fuel oil indexes have decreased in conjunction with the current low oil price environment. The Company's average gas price for the first six months of 1998 was four percent lower than 1997's first six months.

   The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. Currently, there are no oil or gas hedges in place.

   Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on second quarter 1998 oil production, a change in the average oil price realized by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $2.5 million and $4.0 million, respectively. A 10 cent per Mcf change in the average price realized by the Company for gas would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $0.7 million and $1.2 million, respectively, based on second quarter 1998 gas production.

PERIOD TO PERIOD COMPARISON

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

   The Company reported a net loss of $9.5 million for the quarter ended June 30, 1998, compared to net income of $10.9 million for the same period in 1997. An increase in the Company's oil and gas production of nine percent on an equivalent barrel basis and a 13 percent increase in average gas prices were more than offset by a 36 percent decrease in average oil prices. The production increases primarily relate to the exploitation activities in Argentina and the exploration activities in the Galveston Bay area. The production increases were reduced by the impact of the severe weather in California during the first half of 1998. The resulting mudslides and flooding forced the Company to temporarily shut-in some of its oil and gas properties for portions of the first and second quarters lowering production for the second quarter by approximately 46,000 barrels of oil and 236,000 Mcf of gas.

   Oil and gas sales decreased $16.2 million (19 percent), to $69.2 million for the second quarter of 1998 from $85.4 for the second quarter of 1997. A 36 percent decrease in average oil prices, partially offset by a four percent increase in oil production, accounted for a decrease of $22.5 million. A 20 percent increase in gas production, coupled with a 13 percent increase in average gas prices, reduced by $6.3 million the negative impact of the decline in average oil prices.

   Lease operating expenses, including production taxes, increased $1.1 million (4 percent), to $30.0 million for the second quarter of 1998 from $28.9 million for the second quarter of 1997. The increase in lease operating expenses is due primarily to the nine percent increase in production on an equivalent barrel basis and estimated costs of $500,000 for the second quarter of 1998 related to storm damage repair and cleanup as a result of the severe weather in California. The impact of the increased production was partially offset as lease operating expenses per equivalent barrel produced decreased to $4.88 ($4.80 before the effects of the severe weather in California) in the second quarter of 1998 from $5.10 for the same period in 1997.

   Exploration costs increased $6.9 million (197 percent), to $10.4 million for the second quarter of 1998 from $3.5 million for the second quarter of 1997. During the second quarter of 1998, the Company's exploration costs included $8.5 million for the acquisition of 3-D seismic data primarily in the U.S. Gulf Coast area and Bolivia, $0.8 million for lease expirations, $0.6 million in other geological and geophysical costs and $0.4 million for unsuccessful exploratory drilling. The Company's second quarter 1997 exploration costs consisted primarily of $1.8 million in seismic acquisition costs in the U.S., $1.5 million related to the abandonment of a non-commercial discovery well in Ecuador and $0.2 million in other unsuccessful exploratory drilling costs.

   General and administrative expenses increased $2.1 million (30 percent), to $9.0 million for the second quarter of 1998 from $6.9 million for the second quarter of 1997. General and administrative expenses increased primarily due to the addition of personnel as a result of the April 1997 acquisition of certain producing oil and gas properties from Burlington Resources Inc. (the "Burlington Properties") and the Company's increased emphasis on exploration activities, and additional costs associated with unsuccessful acquisition activities.

   Depreciation, depletion and amortization increased $1.6 million (6 percent), to $26.6 million for the second quarter of 1998 from $25.0 million for the second quarter of 1997, due primarily to the nine percent increase in production on an equivalent barrel basis. The Company's average DD&A rate per equivalent barrel produced for the second quarter of 1998 was $4.19 compared to $4.30 in the year earlier period.

   Interest expense increased $200,000 (2 percent), to $10.0 million for the second quarter of 1998 from $9.8 million for the second quarter of 1997, due primarily to a 10 percent increase in the Company's total average outstanding debt. The increase in interest expense was partially offset by a decrease in the Company's overall average interest rate from 8.09% in the second quarter of 1997 to 7.84% in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

   The Company reported a net loss of $11.1 million for the six months ended June 30, 1998, compared to net income of $28.8 million for the same period in 1997. An increase in the Company's oil and gas production of 16 percent on an equivalent barrel basis was more than offset by a 34 percent decrease in average oil prices and a four percent decrease in average gas prices. The production increases primarily relate to the acquisition of the Burlington Properties in April 1997, the exploitation activities in Argentina and the exploration activities in the Galveston Bay area. The production increases were reduced by the impact of the severe weather in California during the first quarter of 1998. The resulting mudslides and flooding forced the Company to temporarily shut-in some of its oil and gas properties for portions of the first and second quarters lowering production for the first half of 1998 by approximately 159,000 barrels of oil and 486,000 Mcf of gas.

   Oil and gas sales decreased $27.4 million (16 percent), to $142.0 million for the first six months of 1998 from $169.4 for the first six months of 1997. A 34 percent decrease in average oil prices, partially offset by a 12 percent increase in oil production, accounted for a decrease of $35.3 million. A 25 percent increase in gas production, partially offset by a four percent decrease in average gas prices, reduced by $7.9 million the negative impact of the decline in average oil prices.

   Lease operating expenses, including production taxes, increased $8.8 million (16 percent), to $62.2 million for the first six months of 1998 from $53.4 million for the first six months of 1997. The increase in lease operating expenses is in line with the 16 percent increase in production and is due primarily to operating costs associated with the Burlington Properties and estimated costs of $1.5 million for the first six months of 1998 related to storm damage repair and cleanup as a result of the severe weather in California. Lease operating expenses per equivalent barrel produced increased to $5.13 ($5.00 before the effects of the severe weather in California) in the first six months of 1998 from $5.10 for the same period in 1997.

   Exploration costs increased $7.0 million (130 percent), to $12.4 million for the first six months of 1998 from $5.4 million for the comparable period in 1997. During the first six months of 1998, the Company's exploration costs included $10.5 million for the acquisition of 3-D seismic data primarily in the U.S. Gulf Coast area and Bolivia, $0.8 million for lease expirations, $0.6 million in other geological and geophysical costs and $0.5 million for unsuccessful exploratory drilling. The Company's first six months 1997 exploration costs consisted primarily of $3.8 million in seismic acquisition costs, $1.5 million related to the abandonment of a non-commercial discovery in Ecuador and $0.6 million in other unsuccessful exploratory drilling costs.

   General and administrative expenses increased $2.9 million (22 percent), to $16.1 million for the first six months of 1998 from $13.2 million for the first six months of 1997, due primarily to the addition of personnel as a result of the acquisition of the Burlington Properties and the Company's increased emphasis on exploration activities, and additional costs associated with unsuccessful acquisition activities.

   Depreciation, depletion and amortization increased $7.2 million (16 percent), to $53.5 million for the first six months of 1998 from $46.3 million for the first six months of 1997, due primarily to the 16 percent increase in production on an equivalent barrel basis. The Company's average DD&A rate per equivalent barrel produced for the first six months of 1998 was $4.26 compared to $4.24 for the year earlier period.

   Interest expense increased $1.3 million (7 percent), to $19.3 million for the first six months of 1998 from $18.0 million for the first six months of 1997, due primarily to a 15 percent increase in the Company's total average outstanding debt as a result of the acquisition of the Burlington Properties in April 1997 and increased capital spending in the Company's exploitation and exploration programs. The increase in interest expense was partially offset by a decrease in the Company's overall average interest rate from 8.07% in the first six months of 1997 to 7.84% in the first six months of 1998.

CAPITAL EXPENDITURES

   During the first six months of 1998, the Company's domestic oil and gas capital expenditures totaled $67.4 million. Exploratory activities accounted for $36.5 million of the domestic capital expenditures with exploitation activities contributing another $30.9 million. During the first six months of 1998, the Company's international oil and gas capital expenditures totaled $44.1 million, including $27.8 million in Argentina, primarily on exploitation activities, and $13.2 million in Bolivia, primarily on exploration activities.

   The Company is committed to perform 17,728 work units related to its concession rights in the Naranjillos field in Santa Cruz Province, Bolivia awarded in late 1997. The work unit commitment is guaranteed by the Company through an $88.6 million letter of credit; however, the Company anticipates that it will fulfill this three-year work unit commitment through approximately $50 to $60 million of various seismic and drilling capital expenditures. In addition, the Company's commitment to perform 1,400 work units related to an exploration program within the Chaco Block in Bolivia was fulfilled during 1998 through acquisitions of 3-D seismic and the drilling of two wells. Under the Company's exploration contract on Block 19 in Ecuador, the Company is required to participate in the drilling of one additional well. The Company expects to drill the well during 1999 at a cost of approximately $4.0 million.

   The Company is also committed to spend approximately $11.0 million in the Republic of Yemen over the next two and one-half years. The expenditures will include the acquisition and interpretation of over 150 square kilometers of seismic and the drilling of three exploration wells. At the end of the first two and one-half years, the Company has the option to extend the work program for a second two and one-half year period with similar work and capital commitments required.

   Except for the commitments discussed above, the timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally generated cash flow to fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, coupled with advances under its revolving credit facility, will be sufficient to fund its planned $185 million of non-acquisition capital expenditures during 1998. The Company's planned 1998 non-acquisition capital expenditure budget is currently allocated 60 percent to exploitation activities, including development and infill drilling, and approximately 40 percent to exploration activities. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "--Liquidity").

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

   Also on February 5, 1997, the Company issued $100 million of its 8 5/8% Senior Subordinated Notes Due 2009. Net proceeds to the Company of approximately $96 million were used to repay a portion of existing indebtedness under the revolving credit facility.

   The Company's unsecured revolving credit facility under the Amended and Restated Credit Agreement dated December 8, 1997 (the "Credit Agreement"), establishes a borrowing base (currently $500 million) determined by the banks' evaluation of the Company's oil and gas reserves.

   Outstanding advances under the Credit Agreement bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. As of July 31, 1998, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances, which resulted in an average interest rate of approximately 6.8 percent per annum. In addition, the Company must pay a commitment fee ranging from 0.25 to 0.375 percent per annum on the unused portion of the banks' commitment.

   On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's oil and gas reserves. If the sum of outstanding senior debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding under the Credit Agreement at December 1, 2000, will be payable in 12 equal consecutive quarterly installments commencing March 1, 2001, with maturity at December 1, 2003.

   The unused portion of the Credit Agreement was approximately $93 million at July 31, 1998. The unused portion of the Credit Agreement and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased.

INFLATION

   In recent years inflation has not had a significant impact on the Company's operations or financial condition.

INCOME TAXES

   The Company incurred a current benefit for income taxes of approximately $7.1 million for the first six months of 1998 and a current provision of $4.3 million for the first six months of 1997. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiary, Vintage Petroleum Boliviana, Ltd., are subject to Bolivia income taxes. Earnings of the Company's foreign subsidiary, Vintage Oil Argentina, Inc., are subject to Argentina income taxes.

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

FOREIGN OPERATIONS

   A significant portion of the Company's foreign operations are located in Argentina. The Company believes Argentina offers a relatively stable political environment and does not anticipate any significant change in the near future. The current democratic form of the government has been in place since 1983 and, since 1989, has pursued a steady process of privatization, deregulation and economic stabilization and reforms involving the reduction of inflation and public spending. Argentina's 12-month trailing inflation rate measured by the Argentine Consumer Price Index declined from 200.7 percent as of June 1991 to
1.01 percent as of June 1998.

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

   On February 1, 1987, a new currency, the Boliviano ("Bs"), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house, the Bolsin, which is under the supervision of the Bolivian central bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at June 30, 1998, was US$1:Bs
5.52. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

YEAR 2000

   The Year 2000 issue represents a potentially serious information systems problem because many software applications and operational systems written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information. In consultation with its software and hardware providers, the Company began the process of identifying the changes required to its major financial/administrative systems and hardware in early 1997. Software upgrades designed to correct the Year 2000 issue for its U.S. financial systems were implemented in mid-1998 and testing is scheduled for completion by year end 1998. A replacement financial system has been selected for the Company's international locations and implementation has commenced in Bolivia with conversion of other international locations scheduled prior to April 1, 1999.

   The Company is currently in the process of assessing the potential impact that the Year 2000 issue will have on its field operating equipment and systems and has not yet determined the impact that the Year 2000 issue will have on such equipment and systems. In addition, the Company is also uncertain how it will be indirectly affected by the impact that the Year 2000 issue will have on the companies with which it conducts business. The Company does not believe that costs to address the Year 2000 issue will have a material adverse impact on its business, financial condition or results of operation.

FORWARD-LOOKING STATEMENTS

   This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-Q, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future capital expenditures (including the amount and nature thereof), the drilling of wells, reserve estimates, future production of oil and gas, future cash flows, future reserve activity and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 12, 1998, in Tulsa, Oklahoma. At the Annual Meeting, the stockholders of the Company elected Jo Bob Hille and Bryan
         H. Lawrence as Class II directors of the Company for three year terms. The stockholders also considered and approved (a) Amendment Number 4 to the Company's 1990 Stock Plan and (b) the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending December 31, 1998.

         There were present at the Annual Meeting, in person or by proxy, stockholders holding 45,961,643 shares of the Common Stock of the Company, or 89.01% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

                                                                 Votes                       Broker
                                                     Votes     Against or                    Non-
                                                      For       Withheld      Abstentions    Votes
                                                   ----------  -----------   ------------- ----------
         1.  Election of Directors:
             Jo Bob Hille                          45,255,931     705,712          -0-        -0-
             Bryan H. Lawrence                     45,430,678     530,965          -0-        -0-


         2.  Approval of Amendment
             Number 4 to the Company's
             1990 Stock Plan                       30,072,649  11,560,825         69,129    4,259,040

         3.  Ratification of Arthur Andersen
             LLP as independent public
             accountants of the Company
             for fiscal 1998                       45,862,175      79,824         19,644      -0-

Item 5.  Other Information
         -----------------

         As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Company no later than December 1, 1998. In accordance with the Company's By-laws, any stockholder who intends to present a proposal at the Company's 1999 Annual Meeting of Stockholders and has not sought inclusion of the proposal in the Company's proxy materials pursuant to Rule 14a-8, must provide the Company with notice of such proposal no later than March 27, 1999, in order for such proposal to be properly brought before the meeting.

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

             10. Amendment No. 4 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 11, 1998 (Filed as Exhibit A to the Company's 1998 Proxy Statement).

             27.1 Financial Data Schedule for the first six months of fiscal
                  1998.

             27.2 Restated Financial Data Schedule for the first quarter of fiscal 1998.

         b)  Reports on Form 8-K
             None

 *****************************************************************************

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VINTAGE PETROLEUM, INC.
                                    -----------------------
                                          (Registrant)



DATE:  August 13, 1998           \s\ Michael F. Meimerstorf
      ----------------           -----------------------------------------------
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


Exhibit
Number            Description
------  ---------------------------------

10. Amendment No. 4 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 11, 1998 (Filed as Exhibit A to the Company's 1998 Proxy Statement).

27.1    Financial Data Schedule for the first six months of 1998.

27.2    Restated Financial Data Schedule for the first quarter of fiscal
        1998.