Form 10-Q
period 1998-09-30
VINTAGE PETROLEUM INC
filed 1998-11-13
CIK 809428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                      OR


[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from    to

Commission file number   1-10578
                       -----------

                            VINTAGE PETROLEUM, INC.
              (Exact name of registrant as specified in charter)

           Delaware                                     73-1182669
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


4200 One Williams Center  Tulsa, Oklahoma                  74172
(Address of principal executive offices)                 (Zip Code)

                                (918) 592-0101
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at November 10, 1998
Common Stock, $.005 Par Value                           53,103,066

                                    PART I



                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES
                            AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                     ASSETS

                                                              September 30,  December 31,
                                                                  1998           1997
                                                              -------------  ------------
                                                                              (Restated)
CURRENT ASSETS:
   Cash and cash equivalents                                     $    2,556    $    5,797
   Accounts receivable -
       Oil and gas sales                                             51,367        60,878
       Joint operations                                               5,686         6,358
   Deferred income taxes                                                  -         4,206
   Prepaids and other current assets                                 10,769        12,443
                                                                 ----------    ----------
          Total current assets                                       70,378        89,682
                                                                 ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, successful efforts method              1,289,901     1,158,749
   Oil and gas gathering systems                                     14,464        12,943
   Other                                                             11,034         8,420
                                                                 ----------    ----------
                                                                  1,315,399     1,180,112

   Less accumulated depreciation, depletion and amortization        450,672       373,225
                                                                 ----------    ----------
                                                                    864,727       806,887
                                                                 ----------    ----------
OTHER ASSETS, net                                                    29,669        18,825
                                                                 ----------    ----------
   TOTAL ASSETS                                                  $  964,774    $  915,394
                                                                 ==========    ==========



           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                              September 30,  December 31,
                                                                  1998           1997
                                                              -------------  ------------
                                                                              (Restated)
CURRENT LIABILITIES:
   Revenue payable                                                 $ 18,228      $ 27,085
   Accounts payable - trade                                          18,916        21,088
   Other payables and accrued liabilities                            22,469        31,504
                                                                   --------      --------

       Total current liabilities                                     59,613        79,677
                                                                   --------      --------

LONG-TERM DEBT                                                      563,379       451,096
                                                                   --------      --------

DEFERRED INCOME TAXES                                                25,652        43,135
                                                                   --------      --------

OTHER LONG-TERM LIABILITIES                                           1,021         3,908
                                                                   --------      --------

STOCKHOLDERS' EQUITY per accompanying statement:
   Preferred stock, $.01 par, 5,000,000 shares authorized,
       zero shares issued and outstanding                                 -             -
   Common stock, $.005 par, 80,000,000 shares
       authorized, 51,778,066 and 51,558,886 shares
       issued and outstanding                                           259           258
   Capital in excess of par value                                   203,916       202,008
   Retained earnings                                                110,934       135,312
                                                                   --------      --------

                                                                    315,109       337,578
                                                                   --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $964,774      $915,394
                                                                   ========      ========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
                                                  ---------------------   --------------------
                                                    1998        1997        1998        1997
                                                  --------    ---------   ---------   --------
                                                             (Restated)              (Restated)
REVENUES:
   Oil and gas sales                              $ 65,072    $ 88,901    $207,055    $258,264
   Oil and gas gathering                             1,476       4,300       6,811      13,514
   Gas marketing                                    12,593      10,803      39,664      31,641
   Other income                                        144         383         681          45
                                                  --------    --------    --------    --------
                                                    79,285     104,387     254,211     303,464
                                                  --------    --------    --------    --------

COSTS AND EXPENSES:
   Lease operating, including production taxes      29,487      30,457      91,693      83,847
   Exploration costs                                 6,569       2,408      18,939       8,321
   Oil and gas gathering                             1,334       3,590       5,851      11,354
   Gas marketing                                    12,061      10,168      37,701      29,999
   General and administrative                        7,825       6,548      23,922      19,737
   Depreciation, depletion and amortization         26,797      25,056      80,283      70,820
   Interest                                         11,525       9,503      30,795      27,455
                                                  --------    --------    --------    --------
                                                    95,598      87,730     289,184     251,533
                                                  --------    --------    --------    --------
       Income (loss) before income
          taxes and minority interest              (16,313)     16,657     (34,973)     51,931

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                            (125)      1,308        (586)      3,293
   Deferred                                         (6,263)      1,823     (13,372)      6,147

MINORITY INTEREST IN
   INCOME OF SUBSIDIARY                                  -           -           -        (203)
                                                  --------    --------    --------    --------
NET INCOME (LOSS)                                 $ (9,925)   $ 13,526    $(21,015)   $ 42,288
                                                  ========    ========    ========    ========

EARNINGS (LOSS) PER SHARE:
   Basic                                          $  $(.19)   $    .26    $   (.41)       $.83
                                                  ========    ========    ========    ========
   Diluted                                        $  $(.19)   $    .26    $   (.41)       $.81
                                                  ========    ========    ========    ========

Weighted average common shares outstanding:
   Basic                                            51,733      51,549      51,664      51,049
                                                  ========    ========    ========    ========
   Diluted                                          51,733      53,180      51,664      52,403
                                                  ========    ========    ========    ========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                       Capital
                                                  Common Stock        In Excess
                                               -----------------        of Par        Retained
                                               Shares     Amount        Value         Earnings        Total
                                               ------     ------       --------       --------       --------
Balance at December 31, 1997 (Restated)        51,559       $258       $202,008       $135,312       $337,578

   Net loss                                         -          -              -        (21,015)       (21,015)
   Exercise of stock options and
     resulting tax effects                        219          1          1,908              -          1,909
   Cash dividends declared
     ($.065 per share)                              -          -              -         (3,363)        (3,363)
                                               ------     ------       --------       --------       --------

Balance at September 30, 1998                  51,778       $259       $203,916       $110,934       $315,109
                                               ======     ======       ========       ========       ========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                 --------------------------
                                                                    1998             1997
                                                                 ---------        ---------
                                                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $ (21,015)       $  42,288
   Adjustments to reconcile net income (loss) to
       cash provided by operating activities -
          Depreciation, depletion and amortization                  80,283           70,820
          Exploration costs                                         18,939            8,321
          Provision (benefit) for deferred income taxes            (13,372)           6,147
          Minority interest in income of subsidiary                      -              203
                                                                 ---------        ---------
                                                                    64,835          127,779

   Decrease in receivables                                          10,184           12,642
   Decrease in payables and accrued liabilities                    (13,971)          (2,294)
   Other                                                            (4,062)            (500)
                                                                 ---------        ---------
          Cash provided by operating activities                     56,986          137,627
                                                                 ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment -
       Oil and gas properties                                     (152,532)        (202,124)
       Other property and equipment                                 (4,408)          (1,886)
   Purchase of subsidiary                                                -          (39,027)
   Other                                                            (3,245)            (987)
                                                                 ---------        ---------
          Cash used by investing activities                       (160,185)        (244,024)
                                                                 ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                                879           47,910
   Sale of 8 5/8% Senior Subordinated Notes                              -           96,270
   Advances on revolving credit facility and other borrowings      123,651          174,858
   Payments on revolving credit facility and other borrowings      (16,515)        (202,914)
   Dividends paid                                                   (4,392)          (2,266)
   Other                                                            (3,665)          (1,110)
                                                                 ---------        ---------
          Cash provided by financing activities                     99,958          112,748
                                                                 ---------        ---------

Net increase (decrease) in cash and cash equivalents                (3,241)           6,351

Cash and cash equivalents, beginning of period                       5,797            2,774
                                                                 ---------        ---------

Cash and cash equivalents, end of period                         $   2,556        $   9,125
                                                                 =========        =========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1998 AND 1997

1.   GENERAL

     Effective January 1, 1998, the Company elected to change its accounting method for oil and gas properties from the full cost method to the successful efforts method. Management believes that the successful efforts method is preferable and that the accounting change more accurately presents the results of the Company's exploration and development activities, minimizes asset write-offs caused by temporary declines in oil and gas prices and reflects an impairment in the carrying value of the Company's oil and gas properties only when there has been a permanent decline in their fair value. As required by generally accepted accounting principles, all financial statements presented herein have been retroactively restated to give effect to this change in accounting method.

     The accompanying financial statements are unaudited. The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. Management believes that all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. These financial statements and notes should be read in conjunction with the 1997 audited financial statements and related notes, as restated in the Company's Form 8-K dated August 18, 1998.

     On September 12, 1997, the Company's Board of Directors approved a two-for-one stock split of its common stock effective October 7, 1997, to stockholders of record on September 26, 1997. All references to the number of shares and per share amounts in the financial statements and notes thereto have been restated to reflect the stock split.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Change in Accounting Method

     As a result of the accounting change to the successful efforts method, prior year and interim financial statements have been restated. The effect of the restatements on the balance sheet as of September 30, 1997, is as follows:

                                              September 30, 1997
                                            ----------------------
                                             Reported    Restated
                                            ----------  ----------
                                                 (In thousands)
Assets:
 Current Assets                             $   79,214  $   79,214
 Property, Plant and Equipment, net            848,848     788,895
 Other Assets                                   20,265      20,265
                                            ----------  ----------
Total Assets                                $  948,327  $  888,374
                                            ==========  ==========

Liabilities and Stockholders' Equity:
 Current Liabilities                        $   69,154  $   69,154
 Long-Term Debt                                447,868     447,868
 Deferred Income Taxes                          63,752      40,710
 Other Long-Term Liabilities                     2,531       2,531
 Minority Interest                               2,110       2,066
 Stockholders' Equity                          362,912     326,045
                                            ----------  ----------
Total Liabilities and Stockholders' Equity  $  948,327  $  888,374
                                            ==========  ==========


     The effect of the accounting change on the income statements is as follows:

                        Three Months Ended    Nine Months Ended
                        September 30,1997     September 30, 1997
                       --------------------  --------------------
                       Reported   Restated   Reported   Restated
                       ---------  ---------  ---------  ---------
                       (In thousands, except per share amounts)

Revenues               $ 104,387  $ 104,387  $ 303,464  $ 303,464
Costs and Expenses        85,273     87,730    238,713    251,533
                       ---------  ---------  ---------  ---------
 Pretax Income            19,114     16,657     64,751     51,931
Income Taxes               3,880      3,131     14,092      9,440
Minority Interest              -          -       (203)      (203)
                       ---------  ---------  ---------  ---------
 Net Income            $  15,234  $  13,526  $  50,456  $  42,288
                       =========  =========  =========  =========

Earnings Per Share:
 Basic                  $    .30   $    .26   $    .99  $    .83
 Diluted                $    .29   $    .26   $    .96  $    .81

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

     The Company reviews its proved oil and gas properties for impairment on a field basis. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable. The impairment provision is based on the excess of the carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from the production of oil and gas over the economic life of the reserves. No impairment provision was required during the nine month periods ended September 30, 1998 and 1997.

     Prior to the adoption of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets, and for Long-Lived Assets to be Disposed of ("SFAS No. 121"), on January 1, 1996, the Company determined the impairment of oil and gas properties on a world-wide basis. The Company would record an impairment provision based on the excess of capitalized costs over the undiscounted net revenues from proved reserves using period-end prices. The impact of implementing SFAS No.121 was not significant.

     Statements of Cash Flows

     Cash payments for interest totaled $28,985,776 and $22,384,069 and cash payments for U.S. Federal and state income taxes were $1,473,252 and $3,385,382 during the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998 and 1997, the Company made cash payments of $1,256,041 and $5,204, respectively, for foreign income taxes.

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

     Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), establishing new standards for computing and presenting earnings per share. The provisions of SFAS No. 128 are effective for earnings per share calculations for periods ending after December 15, 1997. The Company has adopted SFAS No. 128 effective December 31, 1997, and all earnings per share amounts disclosed herein have been calculated under the provisions of SFAS No. 128. The adoption of SFAS No. 128 did not have a material effect on previously reported earnings per share or on 1997 earnings per share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share were computed assuming the exercise of all dilutive options, as determined by applying the treasury stock method. Because the Company reported a loss for the three months and nine months ended September 30, 1998, all options were considered to be anti-dilutive and therefore were not included in the calculation of diluted earnings per share for those periods.

     Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishing standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 defines comprehensive income as the total of net income and all other non-owner changes in equity. The Company had no non-owner changes in equity other than net income and losses during the three month and nine month periods ended September 30, 1998 and 1997.

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

     The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. In September 1998, the Company entered into ten natural gas basis swaps for the calender year 1999 covering a total of 82,000 MMBtu of gas per day. Natural gas basis swaps are used to hedge the basis differential between the derivative financial instrument index price and industry delivery point indexes. While the Company has not yet quantified the impact of SFAS No. 133 on these derivative instruments, it does not believe it would have a material adverse impact on the Company's financial condition or results of operations.

3.   LONG-TERM DEBT

     Long-term debt at September 30, 1998, and December 31, 1997, consisted of the following:

                                                   September 30,    December 31,
                                                       1998            1997
                                                   -------------    ------------
                                                          (In thousands)

     Revolving credit facility                     $     314,400    $    202,200
     Senior subordinated notes -
       9% Notes due 2005, less unamortized
                   discount                              149,704         149,674
       8 5/8% Notes due 2009, less unamortized
                   discount                               99,275          99,222
                                                   -------------    ------------
                                                   $     563,379    $    451,096
                                                   =============    ============


     Revolving Credit Facility

     The Company has available an unsecured revolving credit facility under an Amended and Restated Credit Agreement dated October 21, 1998 (the "Credit Agreement"), between the Company and certain banks. The Credit Agreement establishes a borrowing base (currently $550 million including the impact of the Western Acquisition and the Texaco Acquisition discussed in Note 4 below) based on the banks' evaluation of the Company's oil and gas reserves.

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

     On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's oil and gas reserves. If the sum of outstanding senior debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding at September 11, 2001, will be payable in 8 equal consecutive quarterly installments commencing December 1, 2001, with final maturity at September 11, 2003.

     The terms of the Credit Agreement impose certain restrictions on the Company regarding the pledging of assets and limitations on additional indebtedness. In addition, the Credit Agreement requires the maintenance of a minimum current ratio (as defined) and tangible net worth (as defined) of $250 million plus 75 percent of the net proceeds of any future equity offerings.

     SENIOR SUBORDINATED NOTES

     On December 20, 1995, the Company issued $150 million of its 9% Senior Subordinated Notes Due 2005 (the "9% Notes"). The 9% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2000. The 9% Notes mature on December 15, 2005, with interest payable semiannually on June 15 and December 15 of each year.

     On February 5, 1997, the Company issued $100 million of its 8 5/8% Senior Subordinated Notes Due 2009 (the "8 5/8% Notes"). The 8 5/8% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2002. The 8 5/8% Notes mature on February 1, 2009, with interest payable semiannually on February 1 and August 1 of each year.

     The 9% Notes and 8 5/8% Notes (collectively, the "Notes") are unsecured senior subordinated obligations of the Company, rank subordinate in right of payment to all senior indebtedness (as defined) and rank pari passu with each other. Upon a change in control (as defined) of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at a purchase price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest. The indentures for the Notes contain limitations on, among other things, additional indebtedness and liens, the payment of dividends and other distributions, certain investments and transfers or sales of assets.

4.   SUBSEQUENT EVENTS

     Subsequent to September 30, 1998, the Company announced that it had made three separate acquisitions of producing oil and gas properties. Two were in the form of asset acquisitions and the third was a stock acquisition. All three acquisitions will be accounted for using the purchase method.

     On October 29, 1998, producing oil and gas properties located in East Texas were purchased from Western Gas Resources, Inc. for $47.4 million in cash (the "Western Acquisition"). On November 10, 1998, producing oil and gas properties located in northern California were purchased from Texaco Exploration and Production, Inc. and an affiliate for $28.7 million in cash (the "Texaco Acquisition"). Funds for both acquisitions were provided through advances on the Company's revolving credit facility and both acquisitions included provisions for post-closing adjustments to the purchase prices.

     On November 4, 1998, the Company, through a wholly-owned subsidiary, purchased from Elf Aquitaine 100 percent of the outstanding shares of its French subsidiary, Elf Hydrocarbures Equateur, S.A. ("EHE"). EHE has producing oil and gas operations, along with substantial undeveloped acreage, in Ecuador. The acquisition price for EHE was $39.7 million, including working capital of $7.2 million, and was funded through a cash payment of $13.2 million provided through an advance on the Company's revolving credit facility and the issuance of 1,325,000 shares of common stock of the Company valued at a guaranteed amount of $20 per share, or $26.5 million. If the prevailing share price is not equal to at least $20 per share after two years, then the Company will be required to deliver additional consideration under the price guarantee provisions of the agreement. Such additional consideration, if any, is payable, at the Company's option, in cash or additional shares of the Company's common stock. The legal transfer of the stock of EHE to the Company is subject to the prior approval by the Ecuadorian government.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGE IN ACCOUNTING METHOD

     Effective January 1, 1998, the Company elected to convert from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. The Company believes that the successful efforts method of accounting is preferable, as it more accurately presents the results of the Company's exploration and development activities, minimizes asset write-offs caused by temporary downward oil and gas price movements and reflects an impairment in the carrying value of its oil and gas properties only when there has been a permanent decline in their fair value. Accordingly, the December 31, 1997, consolidated balance sheet, the consolidated statements of income for the three months and nine months ended September 30, 1997, and the consolidated statement of cash flows for the nine months ended September 30, 1997, included in this Form 10-Q have been restated to conform with successful efforts accounting. (See the Company's Form 8-K dated August 18, 1998, for the restated financial statements and notes thereto for the years ended December 31, 1997, 1996 and 1995, and selected financial data for the three months ended
March 31, 1998.) The effect, net of income taxes, was to reduce December
31, 1997, retained earnings by $46.0 million. For the statements of income for the three months and nine months ended September 30, 1997, the effect of the accounting change was to decrease net income by $1.7 million ($.03 per diluted share) and $8.2 million ($.15 per diluted share), respectively.

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


                           Three Months Ended      Nine Months Ended
                              September 30,           September 30,
                           ------------------      ------------------
                             1998       1997         1998       1997
                           -------    -------      -------    -------
Production:
   Oil (MBbls) -
       U.S. (1)...........   2,500      2,560        7,509      7,090
       Argentina..........   1,552      1,430        4,637      4,157
       Bolivia............      30         39           99         98
       Total..............   4,082      4,029       12,245     11,345

   Gas (MMcf) -
       U.S. (1)...........  10,386     10,020       31,530     26,202
       Bolivia............   1,372      1,711        4,036      4,554
       Total..............  11,758     11,731       35,566     30,756

   Total MBOE (1).........   6,042      5,984       18,172     16,471

Average prices:
   Oil (per Bbl) -
       U.S................ $ 11.08    $ 16.10      $ 11.64    $ 17.47
       Argentina..........   10.43      16.29        11.18      17.11
       Bolivia............   10.24      13.81        11.49      16.18
       Total..............   10.83      16.15        11.46      17.33

   Gas (per Mcf) -
       U.S................ $  1.91    $  2.21      $  2.01    $  2.16
       Bolivia............     .73       1.02          .81       1.12
       Total..............    1.77       2.03         1.87       2.01


--------------------
(1) First nine months of 1998 production was reduced by approximately 167 MBbls of oil and 877 MMcf of gas, or 313 MBOE, due to severe weather conditions in California and the Gulf of Mexico. Third quarter 1998 production was reduced by approximately 8 MBbls of oil and 391 MMcf of gas, or 73 MBOE, due to severe weather conditions in California and the Gulf of Mexico.

     Average U.S. oil prices received by the Company fluctuate generally with changes in the West Texas Intermediate ("WTI") posted prices for oil. The Company's Argentina oil production is sold at WTI spot prices less a specified differential. The Company experienced a 34 percent decrease in its average oil price in the first nine months of 1998 compared to the first nine months of 1997. During the first nine months of 1997, the impact of Argentina oil hedges reduced the Company's overall average oil price 23 cents to $17.33 per Bbl and its average Argentina oil price was reduced 64 cents to $17.11 per Bbl. The Company was not a party to any oil hedges in the first nine months of 1998. The Company realized an average oil price for the first nine months of 1998 which was approximately 92 percent of WTI posted prices compared to a realization of 93 percent (before the impact of oil hedges) of WTI posted prices for the year earlier nine months. However, due to an increase in the differential between WTI posted prices and the NYMEX reference price ("NYMEX"), the Company's average realized prices (before hedges) declined to 77 percent of NYMEX in the first nine months of 1998 compared to 84 percent of NYMEX in the first nine months of 1997.

     Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. During 1998, these fuel oil indexes have decreased in conjunction with the current low oil price environment. The Company's average gas price for the first nine months of 1998 was seven percent lower than 1997's first nine months.

     The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. Currently, there are no oil or gas hedges in place related to 1998 production. In September 1998, the Company entered into ten natural gas basis swaps for the calender year 1999 covering a total of 82,000 MMBtu of gas per day. These natural gas basis swaps were used to hedge the basis differential between the NYMEX reference price and industry delivery point indexes under which the gas is sold.

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on third quarter 1998 oil production, a change in the average oil price realized by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $2.5 million and $4.0 million, respectively. A 10 cent per Mcf change in the average price realized by the Company for gas would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $0.7 million and $1.1 million, respectively, based on third quarter 1998 gas production.

PERIOD TO PERIOD COMPARISON

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     The Company reported a net loss of $9.9 million for the quarter ended September 30, 1998, compared to net income of $13.5 million for the same period in 1997. An increase in the Company's oil and gas production of one percent on an equivalent barrel basis was more than offset by a 33 percent decrease in average oil prices and a 13 percent decrease in average gas prices.

     Oil and gas sales decreased $23.8 million (27 percent), to $65.1 million for the third quarter of 1998 from $88.9 for the third quarter of 1997. A 33 percent decrease in average oil prices, partially offset by a one percent increase in oil production, accounted for a decrease of $20.8 million. A 13 percent decrease in average gas prices accounted for an additional decrease of $3.0 million.

     Oil and gas gathering net margins decreased $0.6 million (80 percent), to $0.1 million for the third quarter of 1998 from $0.7 million for the third quarter of 1997, due primarily to the sale by the Company of its two largest gathering systems in December 1997 and June 1998.

     Lease operating expenses, including production taxes, decreased $1.0 million (3 percent), to $29.5 million for the third quarter of 1998 from $30.5 million for the third quarter of 1997. The decrease in lease operating expenses is due primarily to the Company's continued efforts to reduce operating costs. Third quarter 1998 costs included estimated costs of $225,000 related to storm damage repair and cleanup as a result of the severe weather in the Gulf of Mexico. Lease operating expenses per equivalent barrel produced decreased to $4.88 ($4.84 before the effects of the severe weather in the Gulf of Mexico) in the third quarter of 1998 from $5.09 for the same period in 1997.

     Exploration costs increased $4.2 million (173 percent), to $6.6 million for the third quarter of 1998 from $2.4 million for the third quarter of 1997. During the third quarter of 1998, the Company's exploration costs included $2.8 million for the acquisition of 3-D seismic data primarily in the U.S. Gulf Coast area and Bolivia, $2.2 million for unsuccessful exploratory drilling, $1.2 million for lease expirations and $0.4 million in other geological and geophysical costs. The Company's third quarter 1997 exploration costs consisted primarily of $1.5 million in 3-D seismic acquisition costs in the U.S. and South America and $0.9 million related to unsuccessful exploratory drilling.

     General and administrative expenses increased $1.3 million (20 percent), to $7.8 million for the third quarter of 1998 from $6.5 million for the third quarter of 1997. General and administrative expenses increased primarily due to the Company's increased emphasis on exploration activities, and additional costs associated with international acquisition and business development activities.

     Depreciation, depletion and amortization increased $1.7 million (7 percent), to $26.8 million for the third quarter of 1998 from $25.1 million for the third quarter of 1997. The Company's average DD&A rate per equivalent barrel produced for the third quarter of 1998 was $4.23 compared to $4.07 in the year earlier period.

     Interest expense increased $2.0 million (21 percent), to $11.5 million for the third quarter of 1998 from $9.5 million for the third quarter of 1997, due primarily to a 21 percent increase in the Company's total average outstanding debt and costs of $0.5 million related to the restructuring of the Company's unsecured revolving credit facility. The increase in interest expense was partially offset by a decrease in the Company's overall average interest rate from 7.99% in the third quarter of 1997 to 7.74% in the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     The Company reported a net loss of $21.0 million for the nine months ended September 30, 1998, compared to net income of $42.3 million for the same period in 1997. An increase in the Company's oil and gas production of 10 percent on an equivalent barrel basis was more than offset by a 34 percent decrease in average oil prices and a seven percent decrease in average gas prices. The production increases primarily relate to the acquisition of certain oil and gas properties from Burlington Resources Inc. (the "Burlington Properties") in April 1997, the exploitation activities in Argentina and the exploration activities in the Galveston Bay area in the Gulf of Mexico. The production increases were reduced by the impact of the severe weather in California during the first quarter of 1998 and the Gulf of Mexico in the third quarter of 1998. The resulting mudslides and flooding in California and the presence of various hurricanes in the Gulf of Mexico forced the Company to temporarily shut-in some of its oil and gas properties for portions of the first three quarters lowering production for the first nine months of 1998 by approximately 167,000 barrels of oil and 877,000 Mcf of gas.

     Oil and gas sales decreased $51.2 million (20 percent), to $207.1 million for the first nine months of 1998 from $258.3 million for the first nine months of 1997. A 34 percent decrease in average oil prices, partially offset by an eight percent increase in oil production, accounted for a decrease of $56.2 million. A 16 percent increase in gas production, partially offset by a seven percent decrease in average gas prices, reduced by $5.0 million the negative impact of the decline in average oil prices.

     Oil and gas gathering net margins decreased $1.2 million (56 percent), to $1.0 million for the first nine months of 1998 from $2.2 million for the first nine months of 1997, due primarily to the sale by the Company of its two largest gathering systems in December 1997 and June 1998.

     Lease operating expenses, including production taxes, increased $7.9 million (9 percent), to $91.7 million for the first nine months of 1998 from $83.8 million for the first nine months of 1997. The increase in lease operating expenses is in line with the 10 percent increase in production and is due primarily to operating costs associated with the Burlington Properties and estimated costs of $2.2 million for the first nine months of 1998 related to storm damage repair and cleanup as a result of the severe weather in California and the Gulf of Mexico. Lease operating expenses per equivalent barrel produced decreased to $5.05 ($4.95 before the effects of the severe weather in California and the Gulf of Mexico) in the first nine months of 1998 from $5.09 for the same period in 1997.

     Exploration costs increased $10.6 million (128 percent), to $18.9 million for the first nine months of 1998 from $8.3 million for the comparable period in 1997. During the first nine months of 1998, the Company's exploration costs included $12.8 million for the acquisition of 3-D seismic data primarily in the U.S. Gulf Coast area and Bolivia, $2.7 million for unsuccessful exploratory drilling, $1.9 million for lease expirations and $1.5 million in other geological and geophysical costs. The Company's first nine months 1997 exploration costs consisted primarily of $5.3 million in 3-D seismic acquisition costs, $1.5 million related to the abandonment of a non-commercial discovery in Ecuador, and $1.5 million in other unsuccessful exploratory drilling costs.

     General and administrative expenses increased $4.2 million (21 percent), to $23.9 million for the first nine months of 1998 from $19.7 million for the first nine months of 1997, due primarily to the addition of personnel as a result of the acquisition of the Burlington Properties and the Company's increased emphasis on exploration activities, and additional costs associated with international acquisition and business development activities and unsuccessful acquisition activities.

     Depreciation, depletion and amortization increased $9.5 million (13 percent), to $80.3 million for the first nine months of 1998 from $70.8 million for the first nine months of 1997, due primarily to the 10 percent increase in production on an equivalent barrel basis. The Company's average DD&A rate per equivalent barrel produced for the first nine months of 1998 was $4.25 compared to $4.18 for the year earlier period.

     Interest expense increased $3.3 million (12 percent), to $30.8 million for the first nine months of 1998 from $27.5 million for the first nine months of 1997, due primarily to a 17 percent increase in the Company's total average outstanding debt as a result of the acquisition of the Burlington Properties in April 1997 and increased capital spending in the Company's exploitation and exploration programs. The increase in interest expense was partially offset by a decrease in the Company's overall average interest rate from 8.04% in the first nine months of 1997 to 7.80% in the first nine months of 1998.

CAPITAL EXPENDITURES

     During the first nine months of 1998, the Company's domestic oil and gas capital expenditures totaled $94.1 million. Exploratory activities accounted for $50.1 million of the domestic capital expenditures with exploitation activities contributing $44.0 million. During the first nine months of 1998, the Company's international oil and gas capital expenditures totaled $60.0 million, including $38.2 million in Argentina, primarily on exploitation activities, and $16.9 million in Bolivia, primarily on exploration activities.

     Subsequent to September 30, 1998, the Company announced that it had made three separate acquisitions of producing oil and gas properties. Two were in the form of asset acquisitions and the third was a stock acquisition. All three acquisitions will be accounted for using the purchase method.

     On October 29, 1998, producing oil and gas properties located in East Texas were purchased from Western Gas Resources, Inc. for $47.4 million in cash (the "Western Acquisition"). On November 10, 1998, producing oil and gas properties located in northern California were purchased from Texaco Exploration and Production, Inc. and an affiliate for $28.7 million in cash (the "Texaco Acquisition"). Funds for both acquisitions were provided through advances on the Company's revolving credit facility and both acquisitions included provisions for post-closing adjustments to the purchase prices.

     On November 4, 1998, the Company, through a wholly-owned subsidiary, purchased from Elf Aquitaine 100 percent of the outstanding shares of its French subsidiary, Elf Hydrocarbures Equateur, S.A. ("EHE"). EHE has producing oil and gas operations, along with substantial undeveloped acreage, in Ecuador. The acquisition price for EHE was $39.7 million, including working capital of $7.2 million, and was funded through a cash payment of $13.2 million provided through an advance on the Company's revolving credit facility and the issuance of 1,325,000 shares of common stock of the Company valued at a guaranteed amount of $20 per share, or $26.5 million. If the prevailing share price is not equal to at least $20 per share after two years, then the Company will be required to deliver additional consideration under the price guarantee provisions of the agreement. Such additional consideration, if any, is payable, at the Company's option, in cash or additional shares of the Company's common stock. The legal transfer of the stock of EHE to the Company is subject to the prior approval by the Ecuadorian government.

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

     The Company is also committed to spend approximately $11.0 million in the Republic of Yemen over a two and one-half year period which began in July 1998. The expenditures will include the acquisition and interpretation of 150 square kilometers of seismic and the drilling of three exploration wells. At the end of the first two and one-half years, the Company has the option to extend the work program for a second two and one-half year period with similar work and capital commitments required.

     Except for the commitments discussed above, the timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally generated cash flow to fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, coupled with advances under its revolving credit facility, will be sufficient to fund its planned $185 million of non-acquisition capital expenditures during 1998. The Company's planned 1998 non-acquisition capital expenditure budget is allocated approximately 60 percent to exploitation activities, including development and infill drilling, and approximately 40 percent to exploration activities. In addition, the Company recently announced a preliminary capital budget for 1999 of $115 million, exclusive of acquisitions. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "--Liquidity").

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

     On February 5, 1997, the Company completed a public offering of 3,000,000 shares (after giving effect to the Company's two-for-one common stock split effected on October 7, 1997) of common stock, all of which were sold by the Company. Net proceeds to the Company of approximately $47 million were used to repay a portion of existing indebtedness under the revolving credit facility. Concurrently with the common stock offering, the Company issued $100 million of its 8 5/8% Senior Subordinated Notes Due 2009. Net proceeds to the Company of approximately $96 million were used to repay a portion of existing indebtedness under the revolving credit facility.

     The Company's unsecured revolving credit facility under the Amended and Restated Credit Agreement dated October 21, 1998 (the "Credit Agreement"), establishes a borrowing base (currently $550 million including the impact of the Western Acquisition and the Texaco Acquisition) determined by the banks' evaluation of the Company's oil and gas reserves.

     Outstanding advances under the Credit Agreement bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. As of November 4, 1998, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances, which resulted in an average interest rate of approximately 6.5 percent per annum. In addition, the Company must pay a commitment fee ranging from 0.25 to 0.375 percent per annum on the unused portion of the banks' commitment.

     On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's oil and gas reserves. If the sum of outstanding senior debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding under the Credit Agreement at September 11, 2001, will be payable in 8 equal consecutive quarterly installments commencing December 1, 2001, with final maturity at September 11, 2003.

     At November 10, 1998, the unused portion of the Credit Agreement was approximately $115 million based on the current borrowing base established in October 1998. The unused portion of the Credit Agreement and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased. The impact of continued lower oil and gas prices on the banks' next borrowing base determination is unknown at this time.

     The Company's internally generated cash flow, results of operations and financing for its operations are dependent on oil and gas prices. For the first nine months of 1998, approximately 67 percent of the Company's production was oil. Realized oil prices for the period decreased by 34 percent as compared to the same period in 1997. As a result, although total production on a BOE basis increased by 10 percent, the Company's earnings and cash flows have been materially reduced compared to 1997. The Company believes that its cash flows and unused availability under the Credit Agreement are sufficient to fund its planned capital expenditures for the foreseeable future. However, a continuation of low oil prices may adversely affect the Company's cash flows, borrowing base and other loan covenants to the extent that planned capital expenditures, dividends, and other disbursements may be reduced.

INFLATION

     In recent years inflation has not had a significant impact on the Company's operations or financial condition.

INCOME TAXES

     The Company incurred a current benefit for income taxes of approximately $0.6 million for the first nine months of 1998 and a current provision of $3.3 million for the first nine months of 1997. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiary, Vintage Petroleum Boliviana, Ltd., are subject to Bolivia income taxes. Earnings of the Company's foreign subsidiary, Vintage Oil Argentina, Inc., are subject to Argentina income taxes.

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

     The Company has a U.S. Federal alternative minimum tax ("AMT") credit carryforward of approximately $2.9 million which does not expire and is available to offset U.S. Federal regular income taxes in future years, but only to the extent that U.S. Federal regular income taxes exceed the AMT in such years. The Company expects to incur a tax net operating loss ("NOL") for U.S. purposes in 1998 and will be able to carry back the NOL two years and/or forward 20 years to receive a refund of prior income taxes paid or to offset future income taxes to be paid.

FOREIGN OPERATIONS

     A significant portion of the Company's foreign operations are located in Argentina. The Company believes Argentina offers a relatively stable political environment and does not anticipate any significant change in the near future. The current democratic form of the government has been in place since 1983 and, since 1989, has pursued a steady process of privatization, deregulation and economic stabilization and reforms involving the reduction of inflation and public spending. Argentina's 12-month trailing inflation rate measured by the Argentine Consumer Price Index declined from 200.7 percent as of June 1991 to a negative 4.04 percent (-4.04%) as of September 1998.

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

     On February 1, 1987, a new currency, the Boliviano ("Bs"), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house, the Bolsin, which is under the supervision of the Bolivian central bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at September 30, 1998, was US$1:Bs5.58. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

YEAR 2000

     The Year 2000 issue represents a potentially serious information systems problem because many software applications and operational systems written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information. In consultation with its software and hardware providers, the Company began the process of identifying the changes required to its major financial/administrative systems and hardware in early 1997. Software upgrades designed to correct the Year 2000 issue for its U.S. financial systems were implemented in mid-1998 and testing is scheduled for completion by year-end 1998. A replacement financial system has been selected for the Company's international locations and implementation has commenced in Bolivia with conversion of other international locations scheduled prior to April 1, 1999.

     The Company is currently in the process of assessing the potential impact that the Year 2000 issue will have on its field operating equipment and systems and has not yet completed its evaluation of the impact that the Year 2000 issue will have on such equipment and systems. In addition, the Company is also uncertain how it will be indirectly affected by the impact that the Year 2000 issue will have on the companies with which it conducts business. The Company does not believe that costs to address the Year 2000 issue will have a material adverse impact on its business, financial condition or results of operation.

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

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         The Company recently announced that it had acquired producing oil and gas properties in three separate transactions involving both asset purchases and a stock purchase. (See Note 4 to the consolidated financial statements included herein.) The Company estimates that 35.9 million barrels of oil equivalent ("BOE") were acquired in these three transactions for an aggregate cost attributable to oil and gas assets of $103.9 million, for an average cost of $2.90 per BOE.

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits

                The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

                10 Amended and Restated Credit Agreement dated as of October 21, 1998, among Vintage Petroleum, Inc., as the Borrower, and Certain Commercial Lending Institutions, as the Lenders, Bank of Montreal, acting through certain U.S. branches or agencies, as administrative agent, NationsBank, N.A., as syndication agent, and Societe Generale, Southwest Agency, as documentation agent.

                27    Financial Data Schedule.

         b) Reports on Form 8-K
                Form 8-K was filed August 18, 1998, to report under Item 5 the restatement of the Company's financial statements and notes thereto, management's discussion and analysis of financial condition and results of operations, and summary financial and operating data for the years ended December 31, 1997, 1996 and 1995, previously reported in the Company's 1997 annual report and selected financial information for the three months ended March 31, 1998, previously reported in the Company's March 31, 1998, Form 10-Q as a result of the Company's election to change its accounting method for oil and gas properties from the full cost method to the successful efforts method effective January 1, 1998.



********************************************************************************

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VINTAGE PETROLEUM, INC.
                                       -----------------------
                                            (Registrant)



DATE:   November 13, 1998              \s\ Michael F. Meimerstorf
       ------------------              -----------------------------------
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


Exhibit
Number                            Description
-------      -------------------------------------------------------------------

10 Amended and Restated Credit Agreement dated as of October 21, 1998, among Vintage Petroleum, Inc., as the Borrower, and Certain Commercial Lending Institutions, as the Lenders, Bank of Montreal, acting through certain U.S. branches or agencies, as administrative agent, NationsBank, N.A., as syndication agent, and Societe Generale, Southwest Agency, as documentation agent.

27           Financial Data Schedule.