Form 10-Q/A
period 1998-09-30
VINTAGE PETROLEUM INC
filed 1999-02-12
CIK 809428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 FORM 10-Q/A1

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

                                NOT APPLICABLE
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at November 10, 1998
          -----                                --------------------------------
Common Stock, $.005 Par Value                            53,103,066

                                    PART I



                             FINANCIAL INFORMATION

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

                          Three Months Ended      Nine Months Ended
                             September 30,           September 30,
                          -------------------     ------------------
                             1998     1997          1998       1997
                          -------------------     ------------------
Production:
   Oil (MBbls) -
       U.S. (1)...........   2,500    2,560         7,509      7,090
       Argentina..........   1,552    1,430         4,637      4,157
       Bolivia............      30       39            99         98
       Total..............   4,082    4,029        12,245     11,345

   Gas (MMcf) -
       U.S. (1)...........  10,386   10,020        31,530     26,202
       Bolivia............   1,372    1,711         4,036      4,554
       Total..............  11,758   11,731        35,566     30,756

   Total MBOE (1).........   6,042    5,984        18,172     16,471

Average prices:
   Oil (per Bbl) -
       U.S................ $ 11.08  $ 16.10       $ 11.64    $ 17.47
       Argentina..........   10.43    16.29         11.18      17.11
       Bolivia............   10.24    13.81         11.49      16.18
       Total..............   10.83    16.15         11.46      17.33

   Gas (per Mcf) -
       U.S................ $  1.91  $  2.21       $  2.01    $  2.16
       Bolivia............     .73     1.02           .81       1.12
       Total..............    1.77     2.03          1.87       2.01

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

     The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. Currently, there are no oil or gas hedges in place related to 1998 production. In September 1998, the Company entered into ten natural gas basis swaps for the calender year 1999 covering a total of 82,000 MMBtu of gas per day. These natural gas basis swaps were used to hedge the basis differential between the NYMEX reference price and industry delivery point indexes under which the gas is sold..

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

Year 2000 Compliance

     Readers are cautioned that the forward-looking statements contained in the following Year 2000 discussion should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements." The disclosures also constitute a "Year 2000 Readiness Disclosure" and "Year 2000 Statement" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Year 2000 Information and Readiness Disclosure Act of 1998 does not insulate the Company from liability under the federal securities laws with respect to disclosures relating to Year 2000 information.

 Statement of Readiness

     The Company has undertaken various initiatives to ensure that its hardware, software and equipment will function properly with respect to dates before and after January 1, 2000. For this purpose, the phrase "hardware, software and equipment" includes systems that are commonly thought of as Information Technology systems ("IT"), as well as those Non-Information Technology systems ("Non-IT") and equipment which include embedded technology. IT systems include computer hardware and software and other related systems. Non-IT systems include certain oil and gas production and field equipment, gathering systems, office equipment, telephone systems, security systems and other miscellaneous systems. The Non-IT systems present the greatest compliance challenge since identification of embedded technology is difficult and because the Company is, to a great extent, reliant on third parties for Non-IT compliance.

     The Company has formed a Year 2000 ("Y2K") Project team, which is chaired by its Manager of Information Services. The team includes corporate staff and representatives from the Company's business units. The phases of identification, assessment, remediation, and testing make up the Y2K directive.

     The following is the Company's targeted Non-IT and IT compliance timeline:

     Non-IT Systems             Identification Phase    Completion-February 1999
       and Equipment            Compliance              Completion-June 1999

     IT Systems and Equipment   Identification Phase    Completion-January 1999
                                Compliance              Completion-June 1999

     Included in the Company's Y2K Project are procedures to determine the readiness of its business partners, such as service companies, technology providers, transportation and communication providers, pipeline systems, material suppliers and oil and gas product purchasers. By use of questionnaires, 14,000 notices were distributed which will allow the Company to determine the extent to which these business partners are addressing their Y2K issues. Each returned document is examined for a response that may be detrimental to the Company's operations. To date, approximately 5,600 of the Company's business partners have responded and those business partners who do not respond and who are considered key businesses in the support of the Company's operations will be sent a second request, followed by a direct correspondence, to determine their readiness. Any material adverse responses will be reviewed to determine an alternate business partner selection or the need for alternative actions to mitigate the impact on the Company.

 The Cost to Address Y2K Issues

     The Company believes that the cost of the Y2K Project will not exceed $3 million, excluding costs of Company employees working on the Y2K Project. Costs incurred for the purchase of new software and hardware are being capitalized and all other costs are being expensed as incurred. To date, the Company has incurred Y2K Project costs of approximately $480,000. The expenditures relate primarily to upgrading and replacement of existing software and hardware and the use of contract service consultants.

 Y2K Worst-Case Scenario

     The Company's initial results from its assessment phase of the Y2K Project is that its internal systems have fewer Y2K compliance problems than initially anticipated. As the Company plans to have all internal systems within its control compliant and tested before the year 2000, it believes its likely worst-case scenario is the possibility of operational interruptions due to non-compliance by third parties. This non-compliance could cause operational problems such as temporary disruptions of certain production, delays in marketing and transportation of production and delays of payments for oil and gas sales. This risk should be minimized by the Company efforts to communicate and evaluate third party compliance.

     The Company is currently developing contingency plans in the event that problems arise due to third party non-compliance or any failures of the Company's systems. These plans should be completed by the third quarter of 1999 and will include, but are not limited to, backup and recovery procedures, installations of new systems, replacement of current services with temporary manual processes, finding non-technological alternatives or sources of information, and finding alternative suppliers, service companies and purchasers.

 The Risks of Y2K Issues

     The Company presently believes that the Y2K issue will not pose significant operational problems. However, if all significant Y2K issues are not properly identified, or assessment, remediation and testing are not effected timely, the Y2K issues may materially and adversely impact the Company's results of operations, liquidity and financial condition or materially and adversely affect its relationships with its business partners. Additionally, the lack of Y2K compliance by other entities may have a material and adverse impact on the Company's operations or financial condition.

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



                                       VINTAGE PETROLEUM, INC.
                                       -----------------------
                                            (Registrant)



DATE:   February 12, 1999              \s\ Michael F. Meimerstorf
       ------------------              -------------------------------
                                       Michael F. Meimerstorf
                                       Vice President and Controller
                                       (Principal Accounting Officer)