Form 10-K
period 1998-12-31
VINTAGE PETROLEUM INC
filed 1999-03-12
CIK 809428

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
   [X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                                      OR

   [ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from          to

                        Commission file number 1-10578

                            VINTAGE PETROLEUM, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                    73-1182669
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

       4200 One Williams Center
           Tulsa, Oklahoma                                 74172
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (918) 592-0101

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
            Title of each class                         on which registered
            -------------------                        ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     As of March 3, 1999, 53,107,066 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $179,878,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1999, are incorporated by reference into Part III of this Form 10-K.

                            VINTAGE PETROLEUM, INC.
                                   FORM 10-K
                         YEAR ENDED DECEMBER 31, 1998
                               TABLE OF CONTENTS

                                    PART I

                                                                                                            Page
                                                                                                            ----
Items 1 and 2    Business and Properties...................................................................     1

Item 3.          Legal Proceedings.........................................................................    19

Item 4.          Submission of Matters to a Vote of Security-Holders.......................................    19

Item 4A.         Executive Officers of the Registrant......................................................    20

                                                       PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters.....................    23

Item 6.          Selected Financial Data...................................................................    24

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.....    25

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk................................    34

Item 8.          Financial Statements and Supplementary Data...............................................    36

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......    36

                                                       PART III

Item 10.         Directors and Executive Officers of the Registrant........................................    36

Item 11.         Executive Compensation....................................................................    36

Item 12.         Security Ownership of Certain Beneficial Owners and Management............................    36

Item 13.         Certain Relationships and Related Transactions............................................    37

                                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................    37

Signatures.................................................................................................    40

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

     "Proved oil and gas reserves" are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. "Proved developed oil and gas reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. "Proved undeveloped oil and gas reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

                           Forward-Looking Statements

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K which address activities, events or developments which the Company expects or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements.

     These forward-looking statements include, among others, such things as:

     .   our Year 2000 plans;

     .   the amount and nature of future capital expenditures;

     .   wells to be drilled or reworked;

     .   oil and gas prices and demand;

     .   exploitation and exploration prospects;

     .   estimates of proved oil and gas reserves;

     .   reserve potential;

     .   development and infill drilling potential;

     .   expansion and other development trends of the oil and gas industry;

     .   business strategy;

     .   production of oil and gas reserves; and

     .   expansion and growth of our business and operations.

     These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations, including:

     . the risk factors discussed in this Form 10-K and listed from time to time in the Company's filings with the Securities and Exchange Commission;

     .   oil and gas prices;

     .   exploitation and exploration successes;

     .   continued availability of capital and financing;

     .   general economic, market or business conditions;

     . the acquisition and other business opportunities (or lack thereof) that may be presented to and pursued by the Company ;

     .   changes in laws or regulations; and

     .   other factors, most of which are beyond the control of the Company.

     Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART I


Items 1 and 2.  Business and Properties.

General

     The Company is an independent oil and gas company focused on the acquisition of oil and gas properties which contain the potential for increased value through exploitation and exploration. The Company, through its experienced management and engineering staff, has been successful in realizing such potential on prior acquisitions through workovers, recompletions, secondary recovery operations, operating cost reductions, and the drilling of development or exploratory wells. The Company believes that its primary strengths are its ability to add reserves at attractive prices, and its low cost operating structure.

     At December 31, 1998, the Company owned and operated producing properties in 13 states, with its domestic proved reserves located primarily in four core areas: the West Coast, Gulf Coast, East Texas and Mid-Continent areas of the United States. During 1998, the Company acquired additional producing properties in California and Texas. See "Acquisition Activities." In addition, the Company established a new core area in 1995 by acquiring 12 oil concessions, 11 of which are producing and operated by the Company, in the south flank of the San Jorge Basin in southern Argentina. In 1996, the Company expanded its South American operations into Bolivia through the acquisition of Vintage Petroleum Boliviana Ltd. (formerly Shamrock Ventures (Boliviana) Ltd.) ("Vintage Boliviana") which owns and operates three blocks covering approximately 570,000 acres in the Chaco Plains area of southern Bolivia. During 1997, the Company enhanced its operations in Bolivia by obtaining the concession rights to the Naranjillos concession located in the Santa Cruz Province. In November 1998, the Company purchased, through a wholly-owned subsidiary, a subsidiary of Elf Aquitaine which operates through a branch in Ecuador. This subsidiary currently has producing properties in the Oriente Basin which it operates and provides the Company with substantial undeveloped acreage which the Company believes has significant exploration potential. While the Company has commenced operating the subsidiary, the legal transfer of the subsidiary's stock to the Company is subject to the prior approval by the Ecuadorian government. See "Acquisition Activities."

     As of December 31, 1998, the Company owned interests in 4,495 gross (2,398 net) producing wells in the United States, of which approximately 80 percent are operated by the Company, 712 gross (696 net) producing wells in Argentina, of which approximately 97 percent are operated by the Company, 4 gross (3 net) producing wells in Bolivia, 100 percent of which are operated by the Company and 5 gross (2 net) producing wells in Ecuador, 100 percent of which are operated by the Company. As of December 31, 1998, the Company's properties had proved reserves of 298.9 MMBOE, comprised of 164.5 MMBbls of oil and 806.8 Bcf of gas, with a present value of estimated future net revenues before income taxes (utilizing a 10 percent discount rate) of $703 million and a standardized measure of discounted future net cash flows of $648 million. From the first quarter of 1996 through the fourth quarter of 1998, the Company increased its average net daily production from 30,200 Bbls of oil to 45,500 Bbls of oil and from 92,350 Mcf of gas to 126,850 Mcf of gas.

     Financial information relating to the Company's industry segments is set forth in Note 8 "Segment Information" to the Company's consolidated financial statements included elsewhere in this Form 10-K.

     The Company was incorporated in Delaware on May 31, 1983. The Company's principal office is located at 4200 One Williams Center, Tulsa, Oklahoma 74172, and its telephone number is (918) 592-0101.

Business Strategy

     The Company's overall goal is to maximize its value through profitable growth in its oil and gas reserves and production. The Company has been successful at achieving this goal through its ongoing strategy of (a) acquiring producing oil and gas properties, at favorable prices, with significant upside potential, (b) focusing on exploitation, development and exploration activities to maximize production and ultimate reserve recovery, (c) exploring non-producing properties, (d) maintaining a low cost operating structure, and (e) maintaining financial flexibility. Key elements of the Company's strategy include:

 . Acquisitions of Producing Properties. The Company has an experienced management and engineering team which focuses on acquisitions of operated producing properties that meet its selection criteria which include (a) significant potential for increasing reserves and production through exploitation, development and exploration, (b) attractive purchase price, and
   (c) opportunities for improved operating efficiency. The Company's emphasis on property acquisitions reflects its belief that continuing consolidation and restructuring activities on the part of major integrated and large independent oil companies has afforded in recent years, and should afford in the future, attractive opportunities to purchase domestic and international properties. This acquisition strategy has allowed the Company to rapidly grow its reserves at favorable acquisition prices. From January 1, 1996, through December 31, 1998, the Company acquired 119.2 MMBOE of proved oil and gas reserves at an average acquisition cost of $2.82 per BOE. The Company replaced through acquisitions approximately 1.9 times its production of 64.2 MMBOE during the same period. The Company is continually identifying and evaluating acquisition opportunities, including acquisitions that would be significantly larger than those consummated to date by the Company. No assurance can be given that any such acquisitions will be successfully consummated.

 . Exploitation and Development. The Company pursues workovers, recompletions, secondary recovery operations and other production optimization techniques on its properties, as well as development and infill drilling, to offset normal production declines and replace the Company's annual production. From January 1, 1996, through December 31, 1998, the Company spent approximately $277.5 million on exploitation and development activities. During this period, the Company's recompletion and workover activities resulted in improved production or operating efficiencies in approximately 75 percent of these operations. As a result of all of its exploitation activities, including development and infill drilling, during the three-year period ended December 31, 1998, the Company succeeded in adding 54.1 MMBOE to proved reserves, replacing approximately 84 percent of production during this period. However, year-end 1998 oil and gas prices, which were much lower than year-end 1997 prices, reduced reserves 49.0 MMBOE, resulting in net upward revisions for the three years ended December 31, 1998, of 5.1 MMBOE. The Company has an extensive inventory of exploitation and development opportunities including identified projects which represent an inventory of over 10 years at 1998 levels. Due to the current low oil and gas prices, the Company anticipates reduced spending of approximately $17 million in 1999 on exploitation and development projects, primarily in the United States.

 . Exploration. The Company's overall exploration strategy balances high potential international prospects with lower risk drilling in known formations in the United States and Argentina. This prospect mix and the Company's practice of risk-sharing with industry partners is intended to lower the incidence and costs of dry holes. The Company makes extensive use of geophysical studies, including 3-D seismic, which further reduces the cost by increasing the success of its exploration program. From January 1, 1996, through December 31, 1998, the Company spent approximately $128.2 million on exploration activities, including the drilling of 70 gross (39.37 net) exploration wells, of which approximately 57 percent gross (66 percent net) were productive. The Company's exploration activities in 1998 were focused on its core areas in the United States and Argentina as well as Bolivia. The Company anticipates spending approximately $39 million during 1999 on exploration projects, primarily in the United States and Bolivia.

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

 . Financial Flexibility. The Company is committed to maintaining financial flexibility, which management believes is important for the successful execution of its acquisition, exploitation and exploration strategy. In conjunction with the purchase of substantial oil and gas assets in 1990, 1992 and 1995, the Company completed three public equity offerings, as well as a public debt offering in 1995. The Company also successfully completed simultaneous public debt and equity offerings in February 1997 and a private debt offering in January 1999 under Rule 144A. These seven offerings provided the Company with aggregate net proceeds of approximately $561 million. The unused portion of the Company's revolving credit facility as of February 28, 1999, was approximately $187 million. The Company anticipates, that as a result of continued low oil and gas prices, the borrowing base will be significantly reduced at the bank's next borrowing base redetermination in April 1999. However, the amount of any such reduction is unknown at this time.

Acquisition Activities

     Historically, the Company has allocated a substantial portion of its capital expenditures to the acquisition of producing oil and gas properties.
The Company's continuing emphasis on reserve additions through property acquisitions reflects its belief that consolidation and restructuring activities on the part of major integrated and large independent oil companies has afforded in recent years, and should afford in the future, attractive opportunities to purchase domestic and international producing properties.

     Since the Company's incorporation in May 1983, it has been actively engaged in the acquisition of producing oil and gas properties primarily in the Gulf Coast, East Texas and Mid-Continent areas of the United States, and in California since April 1992. In 1995, a series of acquisitions made by the Company established a new core area in the San Jorge Basin in southern Argentina. In late 1996, the Company expanded its South American operations into Bolivia and in 1998 into Ecuador. The Company is constantly identifying and evaluating additional acquisition opportunities which may lead to expansion into new domestic core areas or other countries which the Company believes are politically stable.

     From January 1, 1996, through December 31, 1998, the Company made oil and gas property acquisitions involving total costs of approximately $336.1 million. As a result of these acquisitions, the Company acquired approximately 119.2 MMBOE of proved oil and gas reserves. The following table summarizes the Company's acquisition experience during the periods indicated:

                                                            Proved Reserves When Acquired   Cost
                                                             ----------------------------  Per BOE
                                                Acquisition    Oil       Gas                When
                                                   Costs     (MBbls)    (MMcf)    MBOE    Acquired
                                              -------------  -------   --------  -------  --------
                                             (In thousands)
U.S. Acquisitions:
   1996..........................................  $ 50,480    8,095    20,787    11,560     $4.37
   1997..........................................   133,548   24,653    62,253    35,029      3.81
   1998..........................................    70,805    5,452    53,027    14,290      4.96
                                                   --------   ------   -------   -------
       Total U.S. Acquisitions...................   254,833   38,200   136,067    60,879      4.19
                                                   --------   ------   -------   -------

International Acquisitions:
   1996..........................................    40,802    7,802    57,758    17,428      2.34
   1997..........................................     6,201      758   111,212    19,293      0.32
   1998..........................................    34,218   21,577         -    21,577      1.59
                                                   --------   ------   -------   -------

       Total International Acquisitions..........    81,221   30,137   168,970    58,298      1.39
                                                   --------   ------   -------   -------

Total U.S. and International Acquisitions........  $336,054   68,337   305,037   119,177     $2.82
                                                   =======    ======   =======   =======

     The following is a brief discussion of the significant acquisitions in 1998:

     Western Gas Resources Properties (East Texas). On October 29, 1998, the Company purchased certain producing oil and gas properties located in East Texas from Western Gas Resources, Inc. for $42.1 million in cash (the "Western Properties"). The Western Properties consist of five key onshore fields and a number of smaller fields. The Company now operates a substantial portion of the properties, which had net daily production at the time of acquisition averaging 1,100 Bbls of condensate and natural gas liquids and 3,800 Mcf of gas or a total of 1,733 BOE. Activities aimed at exploitation through development drilling, workovers, recompletions and other projects as well as improving operational efficiency are planned. Funds for this acquisition were provided through advances on the Company's revolving credit facility.

     Texaco Properties (West Coast). On November 10, 1998, the Company purchased certain producing oil and gas properties located in northern California from Texaco Exploration and Production, Inc. and an affiliate for $28.7 million in cash (the "Texaco Properties"). The Texaco Properties consist of 10 onshore fields in the Gas Country area of northern California covering 22,600 net acres. Net daily production at the time of acquisition was approximately 9,700 Mcf of gas. The Company now operates fields representing approximately 50 percent of the production. The Company plans activities aimed at increasing gas production and reserves through focusing on improving operational efficiency, exploitation activities and exploration drilling. Funds for this acquisition were provided through advances on the Company's revolving credit facility.

     Elf Hydrocarbures Equateur (Ecuador). On November 4, 1998, the Company, through a wholly-owned subsidiary, purchased from Elf Aquitaine 100 percent of the outstanding shares of its French subsidiary, Elf Hydrocarbures Equateur, S.A. ("EHE"). EHE has producing oil properties, along with substantial undeveloped acreage, in Ecuador. The principal assets acquired include a 40 percent working interest in Block 14 and a 30 percent working interest in Block 17 in Ecuador's prolific Oriente Basin and estimated working capital of approximately $7.2 million. Gross daily production is currently 3,300 Bbls of oil (1,100 Bbls net). The Company believes that these properties have significant upside potential which can be realized as additional pipeline infrastructure is constructed. The acquisition cost for EHE of $41.4 million (including the $7.2 million of working capital) was funded through $14.9 million of advances on the Company's revolving credit facility and the issuance of 1,325,000 shares of common stock of the Company valued at a guaranteed amount of $20 per share, or $26.5 million. If the prevailing share price is not equal to at least $20 per share after two years, then the Company will be required to deliver additional consideration under the price guarantee provisions of the agreement. Such additional consideration, if any, is payable, at the Company's option, in cash or additional shares of the Company's common stock. Had the Company been required to fulfill its commitment under the price guarantee at December 31, 1998 (based on the average price for the preceding 60 trading days of $10.57), it would have had to pay an additional $12.5 million in cash or issue an additional 1.2 million shares of its common stock. While the Company has commenced operating this subsidiary, the legal transfer of the stock of EHE to the Company is subject to the prior approval by the Ecuadorian government.

     The Company estimates that 35.9 MMBOE of proved reserves, as of the various acquisition dates, were acquired in these three transactions for an aggregate cost attributable to oil and gas assets of $105.0 million, resulting in an average cost of $2.93 per BOE. This average cost per BOE is comparable to the Company's average acquisition cost over the three-year period ended December 31, 1998, of $2.82 per BOE and the average acquisition cost since the Company's inception of $2.87 per BOE.

Exploitation and Development Activities

     The Company concentrates its acquisition efforts on proved producing properties which demonstrate a potential for significant additional development through workovers, recompletions, secondary recovery operations, the drilling of development, infill or exploratory wells, and other exploitation techniques.
The Company has pursued an active workover, recompletion and development drilling program on the properties it has acquired and intends to continue these activities in the future.

     The Company's exploitation staff focuses on maximizing the value of the properties within its reserve base striving to offset normal production declines and to replace the Company's annual production. The results of their efforts are reflected in revisions to reserves. Net revisions to reserves for 1998 (before the impact of lower oil and gas prices) totaled 24.8 MMBOE, or 102 percent of the Company's production of 24.3 MMBOE. However, the replacement of these reserves was entirely offset by a 49.0 MMBOE downward revision of reserves resulting from sharply lower oil and gas prices at year-end 1998 used in the calculation of proved reserves.

     The Company spent approximately $29.9 million on workover and recompletion operations during 1998. A measure of the overall success of the Company's recompletion and workover operations during 1998 (excluding minor equipment repair and replacement) was that improved production or operating efficiencies were achieved from approximately 81 percent of such operations.

     Development drilling activity is generated both through the Company's exploration efforts and as a result of obtaining undeveloped acreage in connection with producing property acquisitions. In addition, there are many opportunities for infill drilling on Company leases currently producing oil and gas. The Company intends to continue to pursue development drilling opportunities which offer potentially significant returns to the Company.

     During 1998, the Company participated in the drilling of 94 gross (82.72 net) development wells of which approximately 94 percent gross (95 percent net) were productive. At December 31, 1998, the Company's proved reserves included approximately 82 development or infill drilling locations on its U.S. acreage and 126 locations on its Argentine acreage. In addition, the Company has an extensive inventory of development and infill drilling locations on its existing properties which are not included in proved reserves. The Company spent approximately $30 million in the U.S. and $38 million in South America on development/infill drilling during 1998. The Company also spent approximately $9.5 million on the acquisition of development seismic data and other development costs in 1998.

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

     The following is a brief discussion of significant developments in the Company's recent exploitation and development activities:

     United States. The San Miguelito/Rincon field area, acquired from Conoco, Santa Fe Energy and Mobil, continues to be a focus area of the Company's West Coast exploitation efforts. Consolidation of the three acquisition areas into a single operating unit has significantly reduced operating costs. Exploitation efforts including artificial lift enhancements, waterflood optimization, recompletions and sidetracking junked producers have resulted in sustaining the average field production at levels comparable to that of the three prior years. The Company believes ongoing reservoir studies will continue to identify additional exploitation projects in addition to the 50 projects currently identified.

     Exploitation of the properties acquired from Burlington Resources, Inc. in April 1997 (the "Burlington Properties") in the Company's Gulf Coast area proceeded on schedule for the first half of 1998. Due to low oil prices, the activity planned for the second half of 1998 was postponed. First half 1998 drilling and workovers produced the volumes the Company anticipated and it sees no barrier to continued work other than product prices. A total of 14 horizontal wells were drilled in the Luling field and three in the West Ranch field. The total of the gross initial rate for these 17 wells was 3,518 Bbls of oil per day. In addition, a total of 24 workovers were completed on the Burlington Properties in the Luling, Darst Creek, West Ranch, Main Pass and East Picoso fields resulting in a gross production build-up of 546 Bbls of oil per day and 2,862 Mcf of gas per day. A large inventory of similar jobs remains for these fields. Other Gulf Coast activity occurred in seven fields where two recompletions, five workovers and a new well resulted in total net production increases of 290 Bbls of oil per day and 4,420 Mcf of gas per day.

     South America. Development and extensional drilling along with the implementation and optimization of secondary recovery projects have been the focus of the Company's exploitation efforts in its Argentina properties. The Company's successful exploitation program has resulted in a gross daily production increase from 10,200 Bbls of oil in January 1996 to over 19,450 Bbls of oil currently. Drilling activity commenced during February 1996 and continued through 1998, with 157 wells having been completed. The three focus areas for drilling activity to date have been Canadon Minerales with 56 wells, Canadon Seco with 43 wells, and Meseta Espinosa with 45 wells. Largely due to the results of this drilling activity, average gross daily oil production on these three concessions has increased from a total of 6,800 Bbls to 15,750 Bbls. Currently, the Company has suspended its drilling program in Argentina pending the return of higher oil prices.

     During 1998, the Company acquired 57 square miles (147 square kilometers) of 3-D seismic data for a total of 204 square miles (527 square kilometers) acquired since 1996 to aid in the optimum placement of drilling locations in Argentina. The Company believes that substantial upside potential can continue to be economically exploited with the aid of this 3-D seismic. Acquisition of additional 3-D seismic is planned when oil prices recover to a level that supports additional drilling activities.

     The Company has also continued its endeavor to optimize existing secondary recovery projects and to initiate new waterfloods in Argentina. The waterflood work in 1996 and 1997 on Canadon Minerales Block 123A, Canadon Minerales Block 123E, Cerro Wenceslao Flanco Oriental and Piedra Clavada Block 24 has resulted in incremental gross daily production responses of 1,050 Bbls of oil. Only a small portion of the producing areas of the concessions controlled by the Company have been subject to secondary recovery operations. The Company believes that numerous other areas presently under primary recovery are amenable to waterflooding. The Company also believes that the utilization of 3-D seismic will enhance the ultimate recovery derived from these new waterflood projects and be a valuable tool in identifying new secondary recovery project areas that previously would have gone undeveloped.

     The Company initiated its exploitation program in Bolivia during 1997 with the rework of two wells. Incremental gross daily production from this work was approximately 7,500 Mcf of gas and 200 Bbls of condensate. During the second quarter of 1998, the Company drilled the Supuati X-1-ST located in the southern Chaco block. The well was drilled to a depth of 12,515 feet encountering 20 feet of net oil pay in the Devonian Iquiri sand. Exploitation and production of the Devonian Iquiri reservoir in the southern Chaco block will be deferred until the return of higher oil prices.

     Activity in early 1999 will continue to increase as the Bolivia-to-Brazil pipeline is completed and gas deliveries to the Brazilian market are initiated in mid-1999. In preparation for the opening of the Brazilian market, the Company has completed work to upgrade the existing facilities and compression in Nupuco and Naranjillos. These facility improvements along with planned additional development drilling and exploration activities should position the Company to take advantage of this increased gas market opportunity.

Exploration

     The Company's exploration program is designed to contribute significantly to its growth. Management divides the strategic objectives of its exploration program into two parts. First, in the U.S. and in Argentina, the Company's exploration focus is in its core areas where its geological and engineering expertise and experience are greatest. State-of-the-art technology, including 3-D seismic, is employed to identify prospects. Exploration in the U.S. and Argentina is designed to generate reserve growth in the Company's core areas in combination with its exploitation activities. The Company's longer-term plans are to increase the magnitude of this program with a goal of achieving production replacement through core area exploration. Such exploration is characterized by numerous individual projects with medium to low risk.
Secondly, international exploration targets significant long-term reserve growth and value creation. International exploration projects in Ecuador, Bolivia and Yemen are characterized by higher potential and higher risk. The Company spent approximately $73 million on exploration activities during 1998, approximately $58 million in the U.S. and Argentina and approximately $15 million in other international areas.

     The following is a brief discussion of the primary areas of exploration activity for the Company:

     United States. Since the initial discovery in 1996, the Company has made successful completions on eight of 10 wells drilled in its Galveston Bay-Umbrella Point exploration program in its Gulf Coast area. Gross oil and gas production from these wells reached a peak of approximately 76 MMcf of gas per day and 1,600 Bbls of oil per day and are currently producing at gross daily rates of 38 MMcf of gas and 1,600 Bbls of oil. The recently completed ST 2-3A was the most significant well drilled in 1998. This Text II discovery is currently producing at gross rates of 1,500 Bbls of oil per day and 2.5 MMcf of gas per day. This test was the first of four anomalies that are in close proximity to the Company's Fisher's Reef field. The three remaining untested features are planned to be drilled in the future.

     Currently, an onshore 40-square-mile 3-D survey in the nearby Cedar Point area is being interpreted. Preliminary interpretations look promising and drilling of the initial test wells should take place in 1999. This project is immediately northwest of the Company's Galveston Bay area and will have the same targets with similar reserve potential. The Company also recently finished processing a 180-square-mile 3-D survey in its South Texas E1 Sauz project. Several gas prospects were identified and a minimum of two wells are planned for drilling in 1999.

     The Company is participating in a regional Western Anadarko 3-D Seismic Alliance in its Mid-Continent area in which over 640 square miles of non-contiguous, high-quality 3-D seismic has been shot. Several different play concepts are being pursued and two significant discoveries were made in 1998. The Thomas #2 was completed in the Gold prospect in Dewey County, Oklahoma. The well was completed from the Hunton formation and is currently producing at a gross rate exceeding 2.6 MMcf of gas per day. The Elise #1 was drilled in the Sundevil prospect of Lipscomb County, Texas. The well is currently producing at a gross rate of 1.5 MMcf of gas per day from the Morrow formation with additional uphole potential yet to be tested. The first offset, the Katy, was also found productive from the same Morrow sand.

     South America. The Company believes that its existing projects in Bolivia have the potential to significantly increase reserves. Activity in Bolivia during 1997 and 1998 was relatively modest due to restriction of the current gas market to Argentina. However, the activity increased beginning in late 1998 and will continue to significantly increase in early 1999 as the Bolivia-to-Brazil pipeline is completed and gas begins to flow into the Brazilian market by mid-1999. This third-party pipeline is designed to deliver approximately one Bcf of gas per day to Brazilian markets, as compared to the current export market to Argentina of approximately 200 MMcf of gas per day.

     During the first quarter of 1998, the Company completed acquisition of a 64-square-mile (165 square kilometer) 3-D seismic survey on the southern Chaco and Nupuco concessions in Bolivia. Based on the seismic survey, the Company drilled the Chaco Sur X-101 on the southern Chaco block to a depth of 6,500 feet. The well encountered approximately 115 feet of net gas pay based on log analysis in the Carboniferous sands. This well tested at a gross daily rate of
13.5 MMcf of gas and will commence production early in the second quarter of 1999. Additional potential drilling locations targeting the shallow Carboniferous and deep Devonian Huamampampa reservoirs have been identified.

     The Company significantly expanded its operations in Bolivia by acquiring the Naranjillos concession in December 1997. The Company believes this 15,444 acre concession contains significant upside exploration and development potential. Multiple exploration well targets have been located and more are expected to follow based upon the interpretation of a 3-D seismic survey covering the entire concession. This 3-D survey was acquired in early 1998. The first exploration well drilled in this concession, the Naranjillos X-104, was a new field discovery in the Devonian Iquiri. This well tested at a gross daily rate of 5 MMcf of gas. The well is currently shut in pending the assignment of market allocation volumes into the Bolivia-to-Brazil pipeline. Estimated initial production is expected to occur early in the year 2000. Drilling is expected to continue throughout 1999 and 2000 to develop reserves for the new Brazilian market.

     Yemen. The Company has entered into a farm-in agreement with TransGlobe Energy to explore on the S-1 Damis Block in central Yemen. The block covers approximately one million acres (4,484 square kilometers). The Company earned a 75 percent interest in the S-1 Damis Block for its commitment to fulfill 100 percent of the initial phase exploration work program of $11 million over two and one-half years. The $11 million of expenditures will include a 3-D seismic survey of 58 square miles (150 square kilometers) and the drilling of three exploration wells. The 3-D seismic program commenced late in the fourth quarter of 1998 and will conclude during the first quarter of 1999.

Oil and Gas Properties

     At December 31, 1998, the Company owned and operated producing properties in 13 states, with its U.S. proved reserves located primarily in four core areas: the West Coast, Gulf Coast, East Texas and Mid-Continent areas. In addition, the Company established new core areas in the San Jorge Basin of Argentina during 1995, Bolivia during 1996 and Ecuador in 1998. As of December 31, 1998, the Company operated approximately 4,311 productive wells and also owned non-operating interests in 905 productive wells. The Company continuously evaluates the profitability of its oil, gas and related activities and has a policy of divesting itself of unprofitable leases or areas of operations that are not consistent with its operating philosophy.

     The following table sets forth estimates of the proved oil and gas reserves of the Company at December 31, 1998, as estimated by the independent petroleum consultants of Netherland, Sewell & Associates ("Netherland, Sewell") for the United States, Argentina and Ecuador and as estimated by the independent petroleum consultants of DeGolyer and MacNaughton for Bolivia:


                               Oil (MBbls)                               Gas (MMcf)
                  ------------------------------------     -------------------------------------       MBOE
                   Developed   Undeveloped     Total        Developed    Undeveloped     Total         Total
                  ---------     ---------     --------     ---------     ---------     ---------     ---------
West Coast.........  26,112        2,549        28,661       111,504         7,126       118,630        48,433
Gulf Coast.........  14,246        1,451        15,697        86,002        17,397       103,399        32,930
East Texas.........   8,125          467         8,592        82,426        13,977        96,403        24,659
Mid-Continent......   2,998        1,259         4,257        50,439        16,641        67,080        15,437
                   --------     ---------     --------     ---------     ---------     ---------     ---------

   Total U.S. .....  51,481        5,726        57,207       330,371        55,141       385,512       121,459
                   --------     ---------     --------     ---------     ---------     ---------     ---------

Argentina..........  47,167       27,674        74,841        12,024             -        12,024        76,845
Bolivia............   4,390        3,974         8,364       278,317       130,980       409,297        76,580
Ecuador............   1,255       22,790        24,045             -             -             -        24,045
                   --------     ---------     --------     ---------     ---------     ---------     ---------

   Total Company... 104,293       60,164       164,457       620,712       186,121       806,833       298,929
                   ========     =========     ========     =========     =========     =========     =========


     Estimates of the Company's 1998 proved reserves set forth above have not been filed with, or included in reports to, any Federal authority or agency, other than the Securities and Exchange Commission.

     The Company's non-producing proved reserves are largely behind-pipe in fields which it operates. Undeveloped proved reserves are predominantly infill drilling locations and secondary recovery projects.

     The following is a brief discussion of the Company's oil and gas operations in its core areas:

     West Coast Area. The West Coast area includes oil and gas properties located primarily in Kern, Ventura, Santa Barbara and Sacramento counties of California. The Stevens, Forbes, Grubb and Sisquoc formations are the dominant producing reservoirs on the Company's acreage in California with well depths ranging from 800 feet to 14,300 feet. As of December 31, 1998, the area comprised 16 percent of the Company's total proved reserves and 40 percent of the Company's U.S. proved reserves. The Company currently operates 1,253 active wells and owns an interest in 220 productive wells operated by others. During 1998, total net daily production averaged approximately 16,000 BOE, or 35 percent of the total U.S. production. Numerous workovers and recompletion opportunities exist in the San Miguelito, Rio Vista, Buena Vista and Rincon fields. Additional infill drilling locations are available in the San Miguelito and Buena Vista fields. The San Miguelito field also has significant waterflood potential that may add significant reserves.

     Gulf Coast Area. The Gulf Coast area includes properties located in south Texas, the south half of Louisiana, Alabama, Mississippi and wells located in state and federal waters in the Gulf of Mexico. Production in this area is predominantly from structural accumulations in reservoirs of Miocene age. The depths of the producing reservoirs range from 1,200 feet to 14,500 feet. At December 31, 1998, the Gulf Coast area comprised approximately 11 percent of the Company's total proved reserves and 27 percent of its U.S. reserves. The Company currently operates 1,531 productive wells in this area and owns an additional interest in 178 productive wells. Total net daily production from this area during 1998 averaged approximately 20,700 BOE, or 45 percent of total U.S. production. A significant inventory of workovers and recompletions exist in eight major Gulf Coast fields from Alabama to South Texas. Development drilling potential is also available in six fields in Texas and Louisiana.

     East Texas Area. The East Texas area includes properties located in the northeastern portion of Texas and the north half of Louisiana. The Cotton Valley, Smackover, Travis Peak and Wilcox formations are the dominant producing reservoirs on the Company's acreage in this area from wells ranging in depth from 1,300 feet to 14,800 feet. The East Texas area comprised approximately eight percent of the Company's December 31, 1998, total proved reserves. The Company currently operates 427 productive wells in this area and owns an interest in an additional 206 productive wells. During 1998, net daily production averaged approximately 5,500 BOE, or 12 percent of total U.S. production. Significant infill drilling potential exists on the Company's acreage in the South Gilmer, Southern Pine, Rosewood, Bethany Longstreet and Bear Grass fields. The Company plans to continue infill drilling programs in Southern Pine and South Gilmer fields.

     Mid-Continent Area. The Mid-Continent area extends from the Arkoma Basin of eastern Oklahoma to the Texas Panhandle and north to include Kansas. The Red Fork, Morrow, Skinner and Hoxbar formations are the dominant producing reservoirs on the Company's acreage in this area with well depths ranging from 1,560 feet to 17,260 feet. This area comprised five percent of the Company's total proved reserves as of December 31, 1998. The Company currently operates 400 productive wells in this area and owns an interest in an additional 279 productive wells. During 1998, net daily production averaged approximately 4,100 BOE, or nine percent of total U.S. production. Significant development drilling and recompletion opportunities exist in the Marlow/Velma field plus additional projects to improve the ultimate reserve recovery in the Shawnee Townsite waterflood.

     Argentina Concessions. The Argentina properties consist primarily of 13 mature producing concessions located on the south flank of the San Jorge Basin. These concessions comprised approximately 26 percent of the Company's December 31, 1998, total proved reserves. During 1998, net daily production averaged approximately 17,300 Bbls of oil. The Company currently operates 690 productive wells (100 percent working interest) with net daily production of 17,000 Bbls of oil. In addition, the Company owns an interest in 22 productive wells operated by others. At December 31, 1998, the Company's proved reserves included approximately 126 development or infill drilling locations and 306 workovers on its Argentina acreage. In addition, the Company has an extensive inventory of workovers and development or infill drilling locations on its Argentina properties which are not included in proved reserves. For additional information, see "Exploitation and Development Activities - South America."

     Bolivia Concessions. The Bolivia properties consist of two producing concessions and two exploration concessions located in the Chaco Basin of Bolivia. The Company has 100 percent working interests in the Chaco and Naranjillos exploration concession as well as in the producing Porvenir concession. In the other producing concession, Nupuco, the Company has a 50 percent working interest. The Company operates all four concessions. These concessions comprise approximately 26 percent of the Company's December 31, 1998, total proved reserves and include 4 gross (3 net) active producing wells, all of which are operated by the Company. The current net daily production is approximately 10,000 Mcf of gas and 180 Bbls of condensate. For additional information, see "Exploitation and Development Activities - South America."

     Ecuador Concessions. The Ecuador properties consist of two producing concessions and one exploration concession. The Company has a 30 percent working interest in the producing Block 17 concession and a 40 percent working interest in the producing Block 14 concession. The Company also has a 53 percent interest in the Shiripuno exploration concession. The Company currently operates 5 gross (2 net) productive wells with current gross daily production of 3,300 Bbls of oil (1,100 Bbls net). These concessions comprised eight percent of the Company's December 31, 1998, total proved reserves. Development plans for Block 14 and Block 17 were approved by the Ecuadorian Government during December 1998. Under these plans, the existing production facilities will be upgraded during the second half of 1999 to increase the oil handling capacity from 3,500 Bbls of oil per day to approximately 10,000 Bbls of oil per day. Development drilling on both concessions will be deferred until product prices recover.

Marketing

     The Company's U.S. gas production and gathered gas are sold on the spot market or under market-sensitive, long-term agreements with a variety of purchasers, including intrastate and interstate pipelines, their marketing affiliates, independent marketing companies and other purchasers who have the ability to move the gas under firm transportation agreements. Because none of the Company's gas in the U.S. is committed to long-term fixed-price contracts, the Company is positioned to take advantage of rising prices for gas but it is also subject to gas price declines. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. During 1998, these fuel oil indexes have decreased in conjunction with the current low oil price environment.

     The Company's domestic gas marketing activities are handled by Vintage Gas, Inc., its wholly-owned gas marketing affiliate. This marketing affiliate earns fees through the marketing of Company produced gas as well as purchases of gas on the spot market from third parties. Generally, the marketing affiliate purchases this gas on a month-to-month basis at a percentage of resale prices.

     Generally, the Company's domestic oil production is sold under short-term contracts at posted prices plus a premium in some cases. The Company's Argentina oil production is currently sold at port to Esso Sapa, ARCO and Shell at West Texas Intermediate spot prices less a specified differential. No purchaser of the Company's oil or gas during 1998 exceeded 10 percent of the Company's total revenues.

     The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. In 1998, the Company entered into various natural gas basis swaps for the calender year 1999 covering a total of 82,000 MMBtu of gas per day plus an additional 3,000 MMBtu per day for the period of January through October 1999. These natural gas basis swaps were used to reduce the Company's exposure to increases in the basis differential between the NYMEX reference price and the Company's industry delivery point indexes under which the gas is sold.

Gathering Systems

     The Company owns 100 percent interests in two oil and gas gathering systems located in Pottawatomie County, Oklahoma and Harris and Chambers Counties, Texas. In addition, the Company owns 100 percent interests in 21 gas gathering systems located in active producing areas of California, Kansas, Texas and Oklahoma. All of these gathering systems are operated by the Company.
Together, these systems comprise approximately 350 miles of varying diameter pipe with a combined capacity in excess of 240 MMcf of gas per day. At December 31, 1998, there were 353 wells (331 wells (94 percent) which are operated by the Company) connected to these systems. Generally, the gathering systems buy gas at the wellhead on the basis of a percentage of the resale price under contracts containing terms of one to 10 years.

Reserves

     At December 31, 1998, the Company had proved reserves of 298.9 MMBOE, comprised of 164.5 MMBbls of oil and 806.8 Bcf of gas as estimated by the independent petroleum consultants of Netherland, Sewell for the United States, Argentina and Ecuador and as estimated by the independent petroleum consultants of DeGolyer and MacNaughton for Bolivia. For additional information on the Company's oil and gas reserves, see "Oil and Gas Properties." The following table sets forth, at December 31, 1998, the present value of future net revenues (revenues less production and development costs) before income taxes attributable to the Company's proved reserves at such date (in thousands):

  Proved Reserves:
     Future net revenues.................................................................  $1,216,347
     Present value of future net revenues before income taxes, discounted at 10 percent..     703,211
     Standardized measure of discounted future net cash flows............................     648,222

  Proved Developed Reserves:
     Future net revenues.................................................................  $  895,500
     Present value of future net revenues before income taxes, discounted at 10 percent..     590,766

     In computing this data, assumptions and estimates have been utilized, and the Company cautions against viewing this information as a forecast of future economic conditions. The historical future net revenues are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on December 31, 1998, economic conditions. The estimated future production is priced at prices prevailing at December 31, 1998. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves, based on December 31, 1998, cost levels, but such costs do not include debt service, general and administrative expenses and income taxes. For additional information concerning the historical discounted future net revenues to be derived from these reserves and the disclosure of the Standardized Measure information in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," see Note 11 "Supplementary Financial Information for Oil and Gas Producing Activities" to the Company's consolidated financial statements included elsewhere in this Form 10-K.

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

     For further information on reserves, costs relating to oil and gas activities and results of operations from producing activities, see Note 11 "Supplementary Financial Information for Oil and Gas Producing Activities" to the Company's consolidated financial statements included elsewhere in this Form 10-K.

Productive Wells; Developed Acreage

     The following table sets forth the Company's productive wells and developed acreage assignable to such wells at December 31, 1998:

                                              Productive Wells
                                   --------------------------------------
              Developed Acreage         Oil           Gas       Total
             --------------------  ------------  ----------  ------------

               Gross       Net     Gross   Net   Gross  Net  Gross   Net
             ---------   --------  ------ -----  -----  ---- ------  ----
U.S. .......   702,210    434,570  3,043  1,764  1,452  634  4,495  2,398
Argentina... 1,008,339    844,372    712    696      -    -    712    696
Bolivia.....    99,458     88,339      -      -      4    3      4      3
Ecuador.....    33,592     12,787      5      2      -    -      5      2
             ---------  ---------  -----  -----  -----  ---   ----- -----

  Total....  1,843,599  1,380,068  3,760  2,462  1,456  637  5,216  3,099
             =========  =========  =====  =====  =====  ===  =====  =====


     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Wells which are completed in more than one producing horizon are counted as one well.

Undeveloped Acreage

     At December 31, 1998, the Company held the following undeveloped acres located in the United States, Bolivia, Ecuador and Yemen. With respect to such United States acreage held under leases, 22,769 gross (9,767 net) acres are held under leases with primary terms that expire at varying dates through December 31, 2002, unless commercial production is commenced. The Bolivia, Ecuador and Yemen acreage are held under concessions with primary terms that expire at varying dates in 1999, 2000 and 2001. Although substantial undeveloped acreage exists in the Company's concessions in Argentina, the concessions in their entirety are held by production.

                          Gross       Net
State/Country             Acres      Acres
------------------------ --------   -------

California.............    9,922      9,540
Colorado...............    1,248        468
Kansas.................    1,940      1,799
Louisiana..............    1,100      1,100
Montana................    6,986      2,477
New Mexico.............    1,471        368
Oklahoma...............   45,047     20,248
Texas..................   86,188     28,023
Wyoming................   10,879      3,576
                         ------------------

      Total U.S. .....   164,781     67,599

Bolivia...............   485,552    485,552
Ecuador...............   494,226    148,268
Yemen................. 1,108,019    831,014
                       --------------------
      Total Company... 2,252,578  1,532,433
                       ====================

Production; Unit Prices; Costs

     The following table sets forth information with respect to production and average unit prices and costs for the periods indicated:

                                                    Years Ended December 31,
                                               --------------------------------

                                                  1998     1997          1996
                                               ---------  -------    ----------

Production:
        Oil (MBbls) -
                U.S..........................    9,912    9,692         7,694
                Argentina....................    6,322    5,630         4,245
                Bolivia......................      122      135             -
                Ecuador......................       78        -             -
                        Total................   16,434   15,457        11,939

        Gas (MMcf) -
                U.S..........................   42,176   36,623        32,366
                Bolivia......................    5,062    6,068             -
                Total........................   47,238   42,691        32,366

                        Total MBOE...........   24,307   22,573        17,333

Average Sales Prices:
        Oil (per Bbl) -
                U.S..........................  $ 11.20  $ 17.23       $ 17.19  (b)
                Argentina....................    10.41    16.67  (a)    15.91  (b)
                Bolivia......................    11.31    16.52             -
                Ecuador......................     5.77        -             -
                        Total................    10.87    17.02  (a)    16.73  (b)

        Gas (per Mcf) -
                U.S..........................     1.99     2.33          1.81
                Bolivia......................      .78     1.10             -
                        Total................     1.86     2.16          1.81

Production Costs (per BOE):
                U.S..........................  $  5.57  $  5.64       $  5.42
                Argentina....................     4.23     4.29          4.93
                Bolivia......................     1.47     1.00             -
                Ecuador......................     3.00        -             -
                        Total................     5.05     5.07          5.30

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

Drilling Activity

     During the periods indicated, the Company drilled or participated in the drilling of the following exploratory and development wells:

                                       Years Ended December 31,
                               -----------------------------------------

                                   1998            1997        1996
                               -----------    ------------- ------------

                               Gross   Net    Gross   Net   Gross   Net
                               -----  -----   -----  ----   -----  -----

Development:
United States -
          Productive..........    34   24.94     30  15.74     22  12.67
          Non-Productive......     4    1.78      3   0.80      5   2.94

      Argentina -
          Productive..........    54   54.00     55  55.00     39  39.00
          Non-Productive......     2    2.00      2   2.00      2   2.00
                               -----   -----   ----  -----  -----  -----

               Total..........    94   82.72     90  73.54     68  56.61
                               =====   =====   ====  =====  =====  =====
Exploratory:
      United States -
          Productive..........    22   15.17      7   3.01      6   3.00
          Non-Productive......    13    3.78      6   2.87      7   3.12

      Argentina -
          Productive..........     2    2.00      -      -      2   2.00
          Non-Productive......     -       -      1   1.00      1   1.00

      Other International -
          Productive..........     1    1.00      -      -      -      -
          Non-Productive......     -       -      1   0.42      1   1.00
                               -----   -----   ----  -----  -----  -----

               Total..........    38   21.95     15   7.30     17  10.12
                               =====   =====   ====  =====  =====  =====

Total:
      Productive ............    113   97.11     92  73.75     69  56.67
      Non-Productive.........     19    7.56     13   7.09     16  10.06
                               -----   -----   ----  -----  -----  -----

          Total.............     132  104.67    105  80.84     85  66.73
                               =====  ======   ====  =====  =====  =====

     The above well information excludes wells in which the Company has only a royalty interest.

     At December 31, 1998, the Company was a participant in the drilling or completion of 11 gross (9.62 net) wells. All of the Company's drilling activities are conducted with independent contractors. The Company owns no drilling equipment.

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

     Increases in worldwide energy production capability have brought about substantial surpluses in energy supplies in recent years. This, in turn, has resulted in substantial competition for markets historically served by domestic gas resources from alternative sources of energy, such as residual fuel oil, and among domestic gas suppliers. Changes in government regulations relating to the production, transportation and marketing of gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and the emergence of various types of marketing companies and other aggregators of gas supplies. As a consequence, gas prices, which were once effectively determined by government regulations, are now largely established by competition. Competitors of the Company in this market include other producers, gas pipelines and their affiliated marketing companies, independent marketers and providers of alternate energy supplies, such as residual fuel oil.

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

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect exploration, development and production operations of the Company. For example, the discharge or substantial threat of a discharge of oil by the Company into United States waters or onto an adjoining shoreline may subject the Company to liability under the Oil Pollution Act of 1990 and similar state laws. While liability under the Oil Pollution Act of 1990 is limited under certain circumstances, such limits are so high that the maximum liability would likely have a significant adverse effect on the Company. The Company's operations generally will be covered by insurance which the Company believes is adequate for these purposes. However, there can be no assurance that such insurance coverage will always be in force or that, if in force, it will adequately cover any losses or liability the Company may incur. The Company is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Company will be required in the near future to expend any amounts that are material in the aggregate to the Company's overall operations by reason of environmental or occupational safety and health laws and regulations, but because such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

     Certain of the Company's oil and gas leases are granted by the federal government and administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation of royalty payments to the federal government. The Mineral Lands Leasing Act of 1920 places limitations on the number of acres under federal leases that may be owned in any one state. While subject to this law, the Company does not have a substantial federal lease acreage position in any state or in the aggregate.
The Mineral Lands Leasing Act of 1920 and related regulations also may restrict a corporation from the holding of a federal onshore oil and gas lease if stock of such corporation is owned by citizens of foreign countries which are not deemed reciprocal under such Act. Reciprocity depends, in large part, on whether the laws of the foreign jurisdiction discriminate against a United States person's ownership of rights to minerals in such jurisdiction. The purchase of such shares in the Company by citizens of foreign countries who are not deemed to be reciprocal under such Act could have an impact on the Company's ownership of federal leases.

     Marketing, Gathering and Transportation. Federal legislation and regulatory controls have historically affected the price of the gas produced and sold by the Company and the manner in which such production is marketed. Historically, the transportation and sale for resale of gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC"). On July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act") was enacted. The Decontrol Act amended the NGPA to remove as of January 1, 1993, the remaining natural gas wellhead pricing, sales, certificate and abandonment regulation of first sales that had been regulated by the FERC.

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

     In 1992, the FERC issued Order 636. Among other things, Order 636 required each interstate pipeline company to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales services) and to adopt a new rate making methodology to determine appropriate rates for those services. Each pipeline company had to develop the specific terms of service in individual proceedings. The new rules and various pipeline compliance filings are the subject of appeals and resulting remand proceedings concerning certain issues. The Company cannot predict whether and to what extent further FERC remand proceedings and judicial review will affect these matters. Although the new regulations do not directly regulate gas producers such as the Company, the availability of non-discriminatory transportation services and the ability of pipeline customers to modify or terminate their existing purchase obligations under these regulations have greatly enhanced the ability of producers to market their gas directly to end users and local distribution companies. In this regard, access to markets through interstate gas pipelines is critical to the marketing activities of the Company.

     The FERC has issued a new policy regarding the use of nontraditional methods of setting rates for interstate gas pipelines in certain circumstances as alternatives to cost-of-service based rates. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative.

     Under the NGA, gas gathering facilities are generally exempt from FERC jurisdiction. Interstate transmission facilities are, on the other hand, subject to FERC jurisdiction. The FERC has historically distinguished between these types of activities on a very fact-specific basis which makes it difficult to predict with certainty the status of the Company's gathering facilities. While the FERC has not issued any order or opinion declaring the Company's facilities as gathering rather than transmission facilities, the Company believes that these systems meet the traditional tests that the FERC has used to establish a pipeline's status as a gatherer. As a result of FERC's allowing a number of interstate pipelines to spin-off gathering systems and thereby exempt them from Federal regulation, states are now enacting or considering statutory and/or regulatory provisions to regulate gathering systems. The Company's gathering systems could be adversely affected should they be subjected in the future to the application of such state regulation.

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

     The Company's operations in Argentina, Bolivia and Ecuador are subject to various laws and regulations in those countries. These laws and regulations as currently imposed are not anticipated to have a material adverse effect upon the Company's operations. The Company's Bolivian projects are dependent, in part, on the development of the Bolivia-to-Brazil gas pipeline.


Employees

     The Company employs approximately 220 people in its Tulsa office whose functions are associated with management, engineering, geology, land and legal, accounting, financial planning, and administration. In addition, approximately 190 full time employees are responsible for the supervision and operation of its U.S. field activities. The Company also has approximately 145 employees located in South America for the management and operation of its properties in Argentina, Bolivia and Ecuador, as well as 13 employees in Yemen. The Company believes its relations with its employees are excellent.

Item 3.  Legal Proceedings.

     On November 5, 1996, the Province of Santa Cruz, Argentina brought suit against the Company's subsidiary Cadipsa S.A. in the Corte Suprema de Justicia de la Nacion (the Supreme Court of Justice of the Argentine Republic, Buenos Aires, Argentina), Dossier No. s-1451, seeking to recover approximately $10.6 million (which sum includes interest) allegedly due as additional royalties on four concessions granted in 1990 in which the Company currently owns a 100 percent working interest. The Company and its predecessors in title have been paying royalties at an eight percent rate; the Province of Santa Cruz claims the rate should be 12 percent. The amount of such claim will increase at the differential of these royalty rates until this claim is resolved. With respect to the 50 percent interest in the two concessions that the Company acquired from British Gas, plc, the Company believes that it is entitled to indemnification by British Gas, plc for any loss sustained by the Company as a result of this claim. Such indemnification equals approximately $4.7 million of the current $18.0 million claim. The Company has no indemnification from its predecessors in title with respect to the payment of royalties on the other two concessions. Although the Company cannot predict the outcome of this litigation, based upon the advice of counsel, the Company does not expect this claim to have a material adverse impact on the Company's financial position or results of operations.

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

Item 4.  Submission of Matters to a Vote of Security-Holders.

     There were no matters submitted to the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

Item 4A.  Executive Officers of the Registrant.

     The following table sets forth as of the date hereof certain information regarding the executive officers of the Company. Officers are elected annually by the Board of Directors and serve at its discretion.

          Name                Age                     Position
--------------------------   ----- ------------------------------------------------------------
Charles C. Stephenson, Jr.     62  Director and Chairman of the Board of Directors
Jo Bob Hille                   57  Director and Vice Chairman of the Board of Directors
S. Craig George                46  Director, President and Chief Executive Officer
William L. Abernathy           47  Executive Vice President and Chief Operating Officer
William C. Barnes              44  Director, Executive Vice President, Chief Financial Officer,
                                   Secretary and Treasurer
William E. Dozier              46  Senior Vice President - Operations
Robert W. Cox                  53  Vice President - General Counsel
Andy R. Lowe                   47  Vice President - Marketing
Michael F. Meimerstorf         42  Vice President and Controller
Robert E. Phaneuf              52  Vice President - Corporate Development
Barry D. Quackenbush           57  Vice President - Engineering
Larry W. Sheppard              44  Vice President - International
Martin L. Thalken              38  Vice President - Acquisitions

     Mr. Stephenson, a co-founder of the Company, has been a Director since June 1983 and Chairman of the Board of Directors of the Company since April 1987. He was also Chief Executive Officer of the Company from April 1987 to March 1994 and President of the Company from June 1983 to May 1990. From October 1974 to March 1983, he was President of Santa Fe-Andover Oil Company (formerly Andover Oil Company), an independent oil and gas company ("Andover"), and from January 1973 to October 1974, he was Vice President of Andover. Mr. Stephenson has a B.S. Degree in Petroleum Engineering from the University of Oklahoma, and has approximately 39 years of oil and gas experience.

     Mr. Hille, the other co-founder of the Company, has been a Director of the Company since June 1983 and Vice Chairman of the Company since September 1995. He was also Chief Executive Officer of the Company from March 1994 to December 1997, President of the Company from May 1990 to September 1995, Chief Operating Officer of the Company from April 1987 to March 1994, Executive Vice President of the Company from June 1983 to May 1990 and Treasurer and Secretary of the Company from June 1983 to April 1987. From August 1972 to March 1983, Mr. Hille was employed by Andover where he served at various times primarily as Executive Vice President and Vice President--Operations. Mr. Hille has a B.S. Degree in Petroleum Engineering from the University of Tulsa, and has approximately 33 years of oil and gas experience.

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

     Mr. Barnes, a certified public accountant, has been a Director, Treasurer and Secretary of the Company since April 1987, an Executive Vice President of the Company since March 1994 and Chief Financial Officer of the Company since May 1990. He was also a Senior Vice President of the Company from May 1990 to March 1994 and Vice President--Finance of the Company from January 1984 to May 1990. From November 1982 to December 1983, Mr. Barnes was an audit manager for Arthur Andersen & Co., an independent public accounting firm, where he dealt primarily with clients in the oil and gas industry. He was Assistant Controller--Finance of Andover from December 1980 to November 1982. From June 1976 to December 1980, he was an auditor with Arthur Andersen & Co., where he dealt primarily with clients in the oil and gas industry. Mr. Barnes has a B.S. Degree in Business Administration from Oklahoma State University.

     Mr. Dozier has been Senior Vice President--Operations of the Company since December 1997. From May 1992 to December 1997, he was Vice President-- Operations of the Company. From June 1983 to April 1992, he was employed by Santa Fe Minerals where he held various engineering and management positions serving most recently as Manager of Operations Engineering. From January 1975 to May 1983, he was employed by Amoco Production Company serving in various positions where he worked all phases of production, reservoir evaluations, drilling and completions in the Mid-Continent and Gulf Coast areas. He has a B.S. Degree in Petroleum Engineering from the University of Texas.

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

     Mr. Phaneuf has been Vice President--Corporate Development of the Company since October 1995. From June 1995 to October 1995, he was employed in the Corporate Finance Group of Arthur Andersen LLP, specializing in energy industry corporate finance activities. From April 1993 to August 1994, he was Senior Vice President and head of the Energy Research Group at Kemper Securities, an investment banking firm. From 1988 until April 1993, he was employed by Rauscher, Pierce Refsnes, Inc., an investment banking firm, as a Senior Vice President, serving as an energy analyst involved in equity research. From 1978 to 1988, Mr. Phaneuf was Vice President of Kidder, Peabody, & Co., an investment banking firm, serving as an energy analyst in the Research Department. From 1976 to 1978, he was employed by Schneider, Bernet, and Hickman, serving as an energy analyst in the Research Department. From 1972 to 1976, he held the position of Investment Advisor for First International Investment Management, a subsidiary of NationsBank. He holds a B.A. Degree in Psychology and an M.B.A Degree from the University of Texas.

     Mr. Quackenbush has been Vice President--Engineering of the Company since May 1998. He was Vice President--Production of the Company from May 1990 to May 1998 and Manager--Production of the Company from November 1989 to May 1990.
From May 1970 to July 1989, Mr. Quackenbush was employed by Tenneco Oil Co., an oil and gas company, where he served as Acquisition Manager and in various engineering positions. He has a B.S. Degree in Petroleum Engineering from the Colorado School of Mines.

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

     Mr. Thalken has been Vice President--Acquisitions of the Company since December 1997. He was Acquisitions Technical Manager of the Company from May 1995 to December 1997 and an acquisitions engineer with the Company from January 1992 to May 1996. From October 1990 to December 1991, he was employed by Enron Oil and Gas Company, serving as a production engineer. From May 1983 to September 1990, he was employed by Exxon Company, USA, in various engineering and supervisory capacities. He has a B.S. Degree in Mechanical Engineering from the University of Kansas.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock commenced trading on the New York Stock Exchange on August 3, 1990, under the symbol "VPI." The following table sets forth the high and low sale prices per share of the Company's common stock, as reported in the New York Stock Exchange composite transactions, and the cash dividends paid per share of common stock, for the periods indicated:

                                            Dividends
                       High      Low          Paid
                     --------  --------     ---------
1998
----
   First Quarter       23 1/8  16 13/16     $  .02
   Second Quarter      21 1/2    15 7/8        .02
   Third Quarter       19 1/2    7 5/16        .02
   Fourth Quarter      15 1/2     7 1/4        .025

1997
----
   First Quarter     18 11/16        13        .015
   Second Quarter     18 1/16    12 1/2        .015
   Third Quarter       25 1/2    15 3/8        .015
   Fourth Quarter      25 7/8        17        .02

     Substantially all of the Company's stockholders maintain their shares in "street name" accounts and are not, individually, stockholders of record. As of December 31, 1998, the common stock was held by 106 holders of record and approximately 7,200 beneficial owners.

     The Company began paying a quarterly cash dividend in the fourth quarter of 1992. On December 7, 1998, the Company declared a regular quarterly cash dividend of $.025 per share payable on January 6, 1999, to stockholders of record at December 22, 1998. Due to the current historically low oil and gas price environment, the Company has temporarily suspended its regular quarterly cash dividend. Subject to restrictions under credit arrangements, the determination of the amount of future cash dividends, if any, to be declared and paid, will depend upon, among other things, the Company's financial condition, funds from operations, the level of its capital expenditures and its future business prospects. The Company's credit arrangements (including the indentures for its outstanding senior subordinated indebtedness) contain certain restrictions on the payment of cash dividends, the most restrictive of which prohibits the payment of cash dividends if the Company's Consolidated Interest Coverage Ratio (as defined in indentures) does not exceed 2.5 to 1.0. The Company is currently prohibited from paying cash dividends.

     On November 4, 1998, a wholly-owned subsidiary of the Company acquired all of the outstanding shares of capital stock of Elf Hydrocarbures Equateur, S.A. from Elf Aquitaine. As part of the consideration for this acquisition, the Company issued to Elf Aquitaine 1,325,000 shares of common stock of the Company valued at a guaranteed amount of $20.00 per share on November 4, 2000, or $26.5 million. The Company effected such issuance of shares in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. Elf Aquitaine was an "accredited investor" for purposes of such rule.

Item 6.  Selected Financial Data.

SELECTED FINANCIAL AND OPERATING DATA

                                                                    Years Ended December 31,
                                                 ------------------------------------------------------------
                                                     1998        1997 (a)     1996 (a)    1995 (a)   1994 (a)
                                                 -----------    ----------   ----------  ---------  ---------
                                                  (In thousands, except per share amounts and operating data)
Income Statement Data:
Oil and gas sales..............................    $  266,661   $  355,113   $  258,368   $160,254   $141,357
Gathering revenues.............................         7,741       18,063       20,508     12,380     14,635
Gas marketing revenues.........................        54,108       45,981       31,920     20,912     27,285
Total revenues.................................       328,935      416,590      312,147    195,215    185,751
Operating expenses.............................       180,544      172,676      138,438     95,121     96,549
Exploration costs..............................        24,056       12,667       10,192      3,834      3,012
Impairment of oil and gas properties...........        70,913        8,785            -          -          -
Depreciation, depletion and amortization.......       108,975       96,307       66,861     48,336     39,341
Interest.......................................        43,680       36,762       30,109     20,178     12,002
Net income (loss)..............................       (87,665)      54,954       33,188      9,449     14,389
Earnings (loss) per share(b)(c):
   Basic.......................................         (1.69)        1.07          .69        .23        .36
   Diluted.....................................         (1.69)        1.05          .68        .22        .34
Dividends declared per share(c)................           .09          .07         .055       .045       .035
                                                  -----------   ----------   ----------  ---------  ---------
Balance Sheet Data (end of year):
Total assets...................................    $1,014,175   $  915,394   $  766,816   $613,397   $377,010
Long-term debt, less current portion...........       672,507      451,096      372,390    315,846    186,548
Stockholders' equity...........................       273,958      337,578      236,406    203,265    137,210
                                                  -----------   ----------   ----------  ---------  ---------
Operating Data:
Production:
Oil (MBbls)....................................        16,434       15,457       11,939      7,608      6,657
Gas (MMcf).....................................        47,238       42,691       32,366     30,610     28,884
                                                  -----------   ----------   ----------  ---------  ---------
Average Sales Prices:
Oil (per Bbl)..................................    $    10.87   $    17.02   $    16.73   $  15.26   $  13.53
Gas (per Mcf)..................................          1.86         2.16         1.81       1.46       1.78
                                                  -----------   ----------   ----------  ---------  ---------
Proved Reserves (end of year):
Oil (MBbls)....................................       164,457      187,768      178,296    147,871     70,789
Gas (MMcf).....................................       806,833      552,163      382,846    310,762    281,638
Total proved reserves (MBOE)...................       298,929      279,795      242,104    199,665    117,729
                                                  -----------   ----------   ----------  ---------  ---------
Present value of estimated future net revenues
   before income taxes discounted at 10 percent
   (in thousands):
       Oil and gas properties..................    $  703,211   $1,222,560   $1,807,137   $894,249   $446,987
       Gathering systems.......................         4,493        5,940       10,364     10,641      9,215
Standardized measure of discounted future
   net cash flows (in thousands)...............       648,222    1,016,645    1,392,841    736,546    385,721
                                                  -----------   ----------   ----------  ---------  ---------

     Significant acquisitions of producing oil and gas properties during 1997 and 1995 affect the comparability between the Financial and Operating Data for the years presented above.

  (a) Restated for change in accounting method. See Note 1 to the Company's consolidated financial statements included elsewhere in this Form 10-K.
  (b) Amounts have been restated to give effect to the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share, as of December 31, 1997.
  (c) Amounts have been adjusted to give effect to the two-for-one common stock split effected on October 7, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Change in Accounting Method

     Effective January 1, 1998, the Company elected to convert from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. The Company believes that the successful efforts method of accounting is preferable, as it more accurately presents the results of the Company's exploration and development activities, minimizes asset write-offs caused by temporary downward oil and gas price movements and reflects an impairment in the carrying value of its oil and gas properties only when there has been a permanent decline in their fair value. Accordingly, the consolidated balance sheet as of December 31, 1997, and the consolidated statements of income and cash flows for the years ended December 31, 1997 and 1996, included in this Form 10-K have been restated to conform with successful efforts accounting. The effect, net of income taxes, was to reduce December 31, 1997, retained earnings by $46.0 million. For the statements of income for the years ended December 31, 1997 and 1996, the effect of the accounting change was to decrease net income by $17.3 million ($.34 per diluted share), and $8.0 million ($.17 per diluted share), respectively.

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

                         Years Ended December 31,
                       ---------------------------

                          1998      1997     1996
                        --------  -------- --------
Production:
      Oil (MBbls) -
          U.S. .........   9,912    9,692    7,694
          Argentina.....   6,322    5,630    4,245
          Bolivia.......     122      135        -
          Ecuador.......      78        -        -

            Total.......  16,434   15,457   11,939

      Gas (MMcf) -
          U.S. .........  42,176   36,623   32,366
          Bolivia.......   5,062    6,068        -

            Total.......  47,238   42,691   32,366

      Total MBOE........  24,307   22,573   17,333
Average Sales Prices:
      Oil (per Bbl) -
          U.S........... $ 11.20  $ 17.23  $ 17.19
          Argentina.....   10.41    16.67    15.91
          Bolivia.......   11.31    16.52        -
          Ecuador.......    5.77        -        -

            Total.......   10.87    17.02    16.73

      Gas (per Mcf) -
          U.S. ......... $  1.99  $  2.33  $  1.81
          Bolivia.......     .78     1.10        -

            Total.......    1.86     2.16     1.81

     Average U.S. oil prices received by the Company fluctuate generally with changes in the West Texas Intermediate ("WTI") posted prices for oil. The Company's Argentina oil production is sold at WTI spot prices less a specified differential. The Company experienced a 36 percent decrease in its average oil
price in 1998 compared to 1997.   The Company was not a party to any oil hedges
in 1998. During 1997, the impact of Argentina oil hedges reduced the Company's overall average oil price 24 cents to $17.02 per Bbl and its average Argentina oil price was reduced 66 cents to $16.67 per Bbl. Approximately 49 percent of the 1997 Argentina oil production was covered by hedges. Oil hedges reduced the Company's overall 1996 average oil price $2.00 to $16.73 per Bbl. The Company's 1996 average U.S. oil price was reduced $1.47 to $17.19 per Bbl while its average Argentina oil price was reduced $2.96 to $15.91 per Bbl.

     The Company realized an average oil price for 1998 which was approximately 91 percent of WTI posted prices compared to a realization of 93 percent (before the impact of oil hedges) of WTI posted prices for the year earlier. However, due to an increase in the differential between WTI posted prices and the NYMEX reference price ("NYMEX"), the Company's average realized prices (before hedges) declined to 75 percent of NYMEX in 1998 compared to 84 percent of NYMEX in 1997 and 85 percent of NYMEX in 1996.

     Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. During 1998, these fuel oil indexes decreased in conjunction with the current low oil price environment. The Company's average gas price for 1998 was 14 percent lower than 1997's. The Company's average gas price for 1997 was 19 percent higher than 1996's. Average realized gas prices for 1996 were negatively impacted by five cents per Mcf as a result of certain gas hedges that were in place for 40,000 Mcf of gas per day for the period January through March 1996.

     The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. During 1998, the Company entered into various natural gas basis swaps for the calender year 1999 covering a total of 82,000 MMBtu of gas per day plus an additional 3,000 MMBtu per day for the period of January through October 1999. These natural gas basis swaps were used to reduce the Company's exposure to increases in the basis differential between the NYMEX reference price and the Company's industry delivery point indexes under which the gas is sold.

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on 1998 oil production, a change in the average oil price realized by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on an annual basis of approximately $10.2 million and $16.0 million, respectively. A 10 cent per Mcf change in the average price realized by the Company for gas would result in a change in net income and cash flow before income taxes on an annual basis of approximately $2.8 million and $4.6 million, respectively, based on 1998 gas production.

Period to Period Comparison

     Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

     The Company reported a net loss of $87.7 million for the year ended December 31, 1998, compared to net income of $55.0 million for the same period in 1997. An increase in the Company's oil and gas production of eight percent on an equivalent barrel basis was more than offset by a 36 percent decrease in average oil prices and a 14 percent decrease in average gas prices. The production increases primarily relate to the exploration activities in the United States, the exploitation activities in Argentina and the acquisition of certain oil and gas properties from Burlington Resources Inc. (the "Burlington Properties") in April 1997. However, a portion of the production increases were reduced by the impact of severe weather in California during the first quarter of 1998 and the Gulf of Mexico in the third quarter of 1998 forcing the Company to temporarily shut in some of its oil and gas properties for portions of 1998 reducing production by approximately 167,000 Bbls of oil and 877,000 Mcf of gas.

     Oil and gas sales decreased $88.4 million (25 percent), to $266.7 million for 1998 from $355.1 million for 1997. A 36 percent decrease in average oil prices, partially offset by a six percent increase in oil production, accounted for a decrease of $84.4 million. A 14 percent decrease in average gas prices, partially offset by an 11 percent increase in gas production, accounted for an additional decrease of $4.0 million.

     Oil and gas gathering net margins decreased $1.6 million (52 percent), to $1.5 million for 1998 from $3.1 million for 1997, due primarily to the sale by the Company of its two largest gathering systems in December 1997 and June 1998.

     Lease operating expenses, including production taxes, increased $8.4 million (7 percent), to $122.7 million for 1998 from $114.3 million for 1997. The increase in lease operating expenses is in line with the eight percent increase in production and is due primarily to operating costs associated with the Burlington Properties and costs in 1998 related to storm damage repair and cleanup as a result of the severe weather in California and the Gulf of Mexico. Lease operating expenses per equivalent barrel produced decreased to $5.05 in 1998 from $5.07 for the same period in 1997.

     Exploration costs increased $11.4 million (90 percent), to $24.1 million for 1998 from $12.7 million for 1997. During 1998, the Company's exploration costs included $13.9 million for the acquisition of 3-D seismic data primarily in the U.S. Gulf Coast area and Bolivia, $4.8 million for unsuccessful exploratory drilling, $3.0 million for lease impairments and $2.4 million in other geological and geophysical costs. The Company's 1997 exploration costs consisted primarily of $6.6 million for unsuccessful exploratory drilling, $5.6 million in 3-D seismic acquisition costs, and $0.5 million in lease impairments.

     Impairments of oil and gas properties of $70.9 million were recognized in 1998, compared to $8.8 million of impairments in 1997, due primarily to the decline in oil prices which took place in the last quarter of 1998. The Company reviews its proved properties for impairment on a field basis and recognizes an impairment whenever events or circumstances (such as declining oil and gas prices) indicate that the properties' carrying value may not be recoverable. If an impairment is indicated based on the Company's estimated future net revenues for total proved reserves on a field basis, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues ("fair value"). In estimating the future net revenues, the Company assumed future oil and gas prices and costs would escalate annually and that the current low oil and gas price environment would return to more historical levels over a period of time. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future. If future price expectations were to be reduced, it is possible that additional significant impairment provisions for oil and gas properties would be required.

     General and administrative expenses increased $4.6 million (17 percent), to $32.0 million for 1998 from $27.4 million for 1997, due primarily to the addition of personnel as a result of the acquisition of the Burlington Properties and the Company's increased emphasis on exploration activities, and additional costs associated with international acquisition and business development activities and unsuccessful acquisition activities.

     Depreciation, depletion and amortization increased $12.7 million (13 percent), to $109.0 million for 1998 from $96.3 million for 1997, due primarily to the eight percent increase in production on an equivalent barrel basis and the increase in the Company's DD&A rate. The Company's average DD&A rate per equivalent barrel produced for 1998 was $4.32 compared to $4.14 for the year earlier.

     Interest expense increased $6.9 million (19 percent), to $43.7 million for 1998 from $36.8 million for 1997, due primarily to a 23 percent increase in the Company's total average outstanding debt as a result of capital spending in the Company's exploitation and exploration programs in excess of 1998's cash flow and the acquisition of the Burlington Properties in April 1997. The increase in interest expense was partially offset by a decrease in the Company's overall average interest rate from 8.01% in 1997 to 7.72% in 1998.

     Year Ended December 31, 1997, Compared to Year Ended December 31, 1996

     Net income was $54.9 million for the year ended December 31, 1997, up 66 percent from $33.2 million in 1996. Increases in the Company's oil and gas production of 30 percent on an equivalent barrel basis, an increase of 19 percent in natural gas prices, and an increase of two percent in oil prices are primarily responsible for the increase in net income. The production increases primarily relate to the acquisition of the Burlington Properties, exploitation activities in Argentina, exploration activities in the Galveston Bay area, the acquisitions of producing oil and gas properties from Conoco, Inc. and Exxon Company, U.S.A. and the acquisition of 100 percent of the common stock of Vintage Petroleum Boliviana, Inc. ("Vintage Boliviana") (formerly Shamrock Ventures (Boliviana) Ltd.) (collectively, the "1996 Acquisitions").

     Oil and gas sales increased $96.7 million (37 percent), to $355.1 million for 1997 from $258.4 million for 1996. A 29 percent increase in oil production and a two percent increase in average oil prices combined to account for $63.3 million of the increase. A 32 percent increase in gas production and a 19 percent increase in average gas prices contributed to an additional $33.4 million increase.

     Other income (expense) decreased $3.9 million, to an expense of $2.5 million for 1997 from income of $1.4 million for 1996, due primarily to a $5.5 million charge in 1997 related to an adverse judgement in a lawsuit involving the handling of proceeds received by the Company from a 1992 gas contract termination. The charge was partially offset by a $1.6 million gain recognized on the sale of a gas gathering system.

     Lease operating expenses, including production taxes, increased $22.4 million (24 percent), to $114.3 million for 1997 from $91.9 million for 1996. The increase in lease operating expenses is due primarily to costs associated with the Burlington Properties, the 1996 Acquisitions, and an increase in severance taxes due to higher oil and gas sales. Lease operating expenses per equivalent barrel produced decreased to $5.07 in 1997 from $5.30 for 1996.

     Exploration costs increased $2.5 million (24 percent) to $12.7 million for 1997 from $10.2 million for 1996. The Company's 1997 exploration costs included $6.6 million for unsuccessful exploratory drilling, $5.6 million for the acquisition of seismic data and $0.5 million in lease impairments. The Company's 1996 exploration costs included $6.9 million for the acquisition of seismic data, $3.2 million for unsuccessful exploratory drilling and $0.1 million in lease impairments.

     Impairments of oil and gas properties of $8.8 million were recognized in 1997, due primarily to the decline in oil prices which took place in the last quarter of 1997. There was no similar impairment provision required in 1996. The Company reviews its proved properties for impairment on a field basis and recognizes an impairment whenever events or circumstances (such as declining oil and gas prices) indicate that the properties' carrying value may not be recoverable. If an impairment is indicated based on the Company's estimated future net revenues for total proved reserves then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues ("fair value").

     General and administrative expenses increased $4.5 million (19 percent), to $27.4 million for 1997 from $22.9 million for 1996, due primarily to the acquisition of Vintage Boliviana, the addition of personnel as a result of the acquisition of the Burlington Properties and additional costs associated with unsuccessful acquisition activities.

     Depreciation, depletion and amortization increased $29.4 million (44 percent), to $96.3 million for 1997 from $66.9 million for 1996, due primarily to the 30 percent increase in production on an equivalent barrel basis. The Company's average DD&A rate per equivalent barrel produced for 1997 was $4.14 compared to $3.73 for 1996.

     Interest expense increased $6.7 million (22 percent), to $36.8 million for 1997 from $30.1 million for 1996, due primarily to a 29 percent increase in the Company's total average outstanding debt as a result of the acquisition of the Burlington Properties in April 1997, and the acquisitions made late in 1996.
The increase was partially offset by a decrease in the Company's overall average interest rate from 8.36% in 1996 to 8.01% in 1997.

Capital Expenditures

     During 1998, the Company's domestic oil and gas capital expenditures totaled $178.0 million. Exploration activities accounted for $56.4 million of the domestic capital expenditures with exploitation activities contributing $50.8 million. The Company also had domestic capital expenditures in 1998 of $70.8 million for the acquisitions of producing oil and gas properties, the largest of which was the $42.1 million acquisition from Western Gas Resources, Inc. in late October. During 1998, the Company's international oil and gas capital expenditures totaled $108.4 million, including $44.6 million in Argentina, primarily on exploitation activities, $24.3 million in Bolivia, on exploitation and exploration activities, and $34.2 million in Ecuador related to the acquisition of EHE.

     The Company committed to perform 17,728 work units related to its concession rights in the Naranjillos field in Santa Cruz Province, Bolivia awarded in late 1997. The total work unit commitment was guaranteed by the Company through an $88.6 million letter of credit; however, the Company anticipated that it would fulfill this three-year work unit commitment through approximately $50 to $60 million of various seismic and drilling capital expenditures. During 1998, the Company spent approximately $7.6 million in the fulfillment of 1,218 work units through the acquisition of seismic data and the drilling of one well. The Company has budgeted to spend approximately $24 million (7,500 work units) in 1999 related to the fulfillment of its Naranjillos field commitment.

     In addition, the Company's commitment to perform 1,400 work units related to an exploration program within the Chaco Block in Bolivia was fulfilled during 1998 through acquisitions of 3-D seismic and the drilling of two wells. Under the Company's exploration contract on Block 19 in Ecuador, the Company is required to participate in the drilling of one additional well. The Company expects to drill the well during 2000 at a cost of approximately $4 million.

     The Company is also committed to spend approximately $11 million in the Republic of Yemen over a two and one-half year period which began in July 1998. The expenditures will include the acquisition and interpretation of 150 square kilometers of seismic and the drilling of three exploration wells. At the end of the first two and one-half years, the Company has the option to extend the work program for a second two and one-half year period with similar work and capital commitments required. During 1998, approximately $0.6 million of the $11 million commitment was spent. The Company has budgeted to spend approximately $5 million in 1999 on the acquisition of 3-D seismic data in Yemen.

     Except for the commitments discussed above, the timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally generated cash flow, coupled with advances under its revolving credit facility, to fund capital expenditures other than significant acquisitions. Of the Company's 1998 non-acquisition capital expenditures of $181 million, approximately 59 percent was spent on exploitation activities, including development and infill drilling, and approximately 41 percent was spent on exploration activities. The Company's preliminary capital expenditure budget for 1999 is currently set at $56 million, exclusive of acquisitions. Because the timing of most of the Company's capital expenditures is discretionary, should oil and gas prices improve during 1999, its 1999 capital expenditure program may be adjusted upward. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "-- Liquidity"), however, no assurance can be given that sufficient funds will be available to fund the Company's desired acquisitions.

     The Company's recent capital expenditure history is as follows:

                                                                           Years Ended December 31,
                                                                       ---------------------------------

                  (In thousands)                                          1998       1997        1996
                                                                       ----------  ---------   ---------
                                                                                   (Restated)  (Restated)
Acquisition of oil and gas reserves.............................         $105,023   $139,749    $ 91,282
Drilling........................................................          114,773     71,069      51,175
Acquisition of undeveloped acreage and seismic..................           35,024     10,349      14,847
Workovers and recompletions.....................................           29,939     32,856      33,482
Acquisition and construction of gathering systems...............            1,831      1,209         724
Other...........................................................            1,601      4,638       5,945
                                                                       ----------  ---------   ---------
      Total                                                              $288,191   $259,870    $197,455
                                                                       ==========  =========   =========

Liquidity

     Internally generated cash flow and the borrowing capacity under its revolving credit facility are the Company's major sources of liquidity. In addition, the Company may use other sources of capital, including the issuance of additional debt securities or equity securities, to fund any major acquisitions it might secure in the future and to maintain its financial flexibility.

     In the past, the Company has accessed the public markets to finance significant acquisitions and provide liquidity for its future activities. In conjunction with the purchase of substantial oil and gas assets in 1990, 1992 and 1995, the Company completed three public equity offerings, as well as a public debt offering in 1995, which provided the Company with aggregate net proceeds of approximately $272 million. In February 1997, the Company also completed concurrent public debt and equity offerings. Net proceeds of approximately $143 million were used to repay a portion of existing indebtedness under the Company's revolving credit facility.

     On January 26, 1999, the Company issued $150 million of its 9 3/4% Senior Subordinated Notes Due 2009 (the "9 3/4% Notes"). The 9 3/4% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2004. In addition, prior to February 1, 2002, the Company may redeem up to 33 1/3% of the 9 3/4% Notes with the proceeds of certain underwritten public offerings of the Company's common stock. The 9 3/4% Notes mature on June 30, 2009, with interest payable semiannually on June 30 and December 30 of each year. The net proceeds to the Company from the sale of the 9 3/4% Notes (approximately $146 million) were used to repay a portion of the existing indebtedness under the Company's revolving credit facility.

     Under the Amended and Restated Credit Agreement dated October 21, 1998, as amended (the "Bank Facility"), certain banks have provided to the Company an unsecured revolving credit facility. The Bank Facility establishes a borrowing base (currently $482.5 million) determined by the banks' evaluation of the Company's oil and gas reserves.

     Outstanding advances under the Bank Facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. As of February 28, 1999, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances, which resulted in an average interest rate of approximately 6.2 percent per annum. In addition, the Company must pay a commitment fee ranging from 0.25 to 0.375 percent per annum on the unused portion of the banks' commitment.

     On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's oil and gas reserves. If the sum of outstanding senior debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding under the Bank Facility at September 11, 2001, will be payable in eight equal consecutive quarterly installments commencing December 1, 2001, with final maturity at September 11, 2003.

     At February 28, 1999, the unused portion of the Bank Facility was approximately $187 million based on the current borrowing base of $482.5 million. The Company anticipates, that as a result of continued low oil and gas prices, the borrowing base will be significantly reduced at the banks' next borrowing base redetermination in April 1999. However, the amount of any such reduction is unknown at this time. The unused portion of the Bank Facility and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and such properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased.

     The Company's internally generated cash flow, results of operations and financing for its operations are dependent on oil and gas prices. For 1998, approximately 68 percent of the Company's production was oil. Realized oil prices for the year decreased by 36 percent as compared to 1997. As a result, although total production on a BOE basis increased by eight percent, the Company's earnings and cash flows have been materially reduced compared to 1997. To the extent low oil prices continue, the Company's earnings and cash flow from operations will be adversely impacted. The Company believes that its cash flows and unused availability under the Bank Facility are sufficient to fund its planned capital expenditures for the foreseeable future. However, continued low oil and gas prices may cause the Company to not be in compliance with maintenance covenants under its Bank Facility and may negatively affect its credit statistics and coverage ratios and thereby affect its liquidity.

Inflation

     In recent years inflation has not had a significant impact on the Company's operations or financial condition.

Income Taxes

     The Company realized a current benefit for income taxes of approximately $4.1 million for 1998 and incurred a current provision of $5.2 million for 1997. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries as it is the Company's intention, generally, to reinvest such earnings permanently.

     As of December 31, 1998, the Company had estimated net operating loss ("NOL") carryforwards of $44.9 million for Argentina income tax reporting purposes which can be used to offset future taxable income in Argentina. The carryforward amount includes certain Argentina NOL carryforwards ($17.3 million) which were acquired and are recorded at cost ($1.0 million), which is less than the calculated value for the tax effect of these carryforwards ($6.0 million) under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). These unrecorded NOL carryforwards ($14.4 million) will reduce the Company's foreign income tax provision for financial purposes in future years by approximately $5.0 million if their benefit is realized.

     At the time the Company acquired a controlling interest in Cadipsa, S.A. ("Cadipsa") and 100 percent of Vintage Oil Argentina, Inc. ("VOA") in 1995, Cadipsa and VOA had combined tax NOL carryforwards of approximately $62 million. As the acquisitions were accounted for as business combinations and Cadipsa and VOA had suffered cumulative losses in recent years prior to the acquisition, the Company was required by the provisions of SFAS 109 to place a valuation allowance on the carryforwards until it could be shown that it reasonably expected to utilize the carryforwards prior to their expiration. During 1997, a substantial benefit ($11.4 million) was realized from the utilization of Argentina NOL carryforwards for tax purposes. As of the end of 1997, Cadipsa and VOA had shown cumulative profits for the prior three-year period, and based on estimated cash flows based on industry existing conditions at December 31, 1997, the Company believed it would be able to fully utilize 100 percent of the remaining tax NOL carryforwards. It therefore reversed the remaining $3.1 million of the valuation allowance against its Argentina deferred tax asset in 1997 relating to the remaining unutilized carryforwards as of December 31, 1997.

     As a result of the significant decline in oil prices in 1998, primarily in the fourth quarter, the Company currently believes that of the $27.6 million of Argentina NOL carryforwards generated by Cadipsa and VOA, $16.2 million will expire in 1999 unutilized and has therefore recorded a valuation allowance against its Argentina deferred tax asset of approximately $5.7 million in 1998 related to these carryforwards.

     The Company has a U.S. Federal alternative minimum tax ("AMT") credit carryforward of approximately $4.8 million which does not expire and is available to offset U.S. Federal regular income taxes in future years, but only to the extent that U.S. Federal regular income taxes exceed the AMT in such years. The Company incurred a tax NOL for U.S. purposes in 1998 and will be able to carry back the NOL two years and/or forward 20 years to receive a refund of prior income taxes paid or to offset future income taxes to be paid.

Foreign Operations

     For information on the Company's foreign operations, see "Foreign Currency and Operations Risk" under Item 7A of this Form 10-K.

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

     Statement of Readiness. The Company has undertaken various initiatives to ensure that its hardware, software and equipment will function properly with respect to dates before and after January 1, 2000. For this purpose, the phrase "hardware, software and equipment" includes systems that are commonly thought of as Information Technology systems ("IT"), as well as those Non-Information Technology systems ("Non-IT") and equipment which include embedded technology. IT systems include computer hardware and software and other related systems. Non-IT systems include certain oil and gas production and field equipment, gathering systems, office equipment, telephone systems, security systems and other miscellaneous systems. The Non-IT systems present the greatest compliance challenge since identification of embedded technology is difficult and because the Company is, to a great extent, reliant on third parties for Non-IT compliance.

     The Company has formed a Year 2000 ("Y2K") Project team, which is chaired by its Manager of Information Services. The team includes corporate staff and representatives from the Company's business units. The phases of identification, assessment, remediation, and testing make up the Y2K directive.

     The following is the Company's targeted Non-IT and IT compliance time line:

                                          Completion Date
                                          -----------------

Non-IT Systems and Equipment:
       Identification Phase............        Completed
       Compliance......................      August 1999

IT Systems and Equipment:
       Identification Phase............        Completed
       Compliance......................      August 1999

     Included in the Company's Y2K Project are procedures to determine the readiness of its business partners, such as service companies, technology providers, transportation and communication providers, pipeline systems, materials suppliers and oil and gas product purchasers. By use of questionnaires, 14,000 notices were distributed which will allow the Company to determine the extent to which these business partners are addressing their Y2K issues. Each returned document is examined for a response that may be detrimental to the Company's operations. To date, approximately 5,600 of the Company's business partners have responded and those business partners who do not respond and who are considered key businesses in the support of the Company's operations will be sent a second request, followed by direct correspondence, to determine their readiness. Any material adverse responses will be reviewed to determine an alternate business partner selection or the need for alternative actions to mitigate the impact on the Company.

     The Cost to Address Y2K Issues. The Company believes that the cost of the Y2K Project will not exceed $3.5 million, excluding costs of Company employees working on the Y2K Project. Costs incurred for the purchase of new software and hardware are being capitalized and all other costs are being expensed as incurred. To date, the Company has incurred Y2K Project costs of approximately $700,000. The expenditures relate primarily to the upgrading and replacement of existing software and hardware and the use of contract service consultants.

     Y2K Worst-Case Scenario.   The Company's initial results from its
assessment phase of the Y2K Project is that its internal systems have fewer Y2K
compliance problems than initially anticipated.   As the Company plans to have
all internal systems within its control compliant and tested before the year 2000, it believes its likely worst-case scenario is the possibility of operational interruptions due to non-compliance by third parties. This non-compliance could cause operational problems such as temporary disruptions of certain production, delays in marketing and transportation of production and delays of payments for oil and gas sales. This risk should be minimized by the Company's efforts to communicate and evaluate third party compliance.

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

     The Risks of Y2K Issues. The Company presently believes that the Y2K issue will not pose significant operational problems. However, if all significant Y2K issues are not properly identified, or assessment, remediation and testing are not effected timely, the Y2K issues may materially and adversely impact the Company's results of operations, liquidity and financial condition or materially and adversely affect its relationships with its business partners.
Additionally, the lack of Y2K compliance by other entities may have a material and adverse impact on the Company's operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company's operations are exposed to market risks primarily as a result of changes in commodity prices, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Commodity Price Risk

     The Company produces, purchases and sells crude oil, natural gas, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. During 1998, the Company entered into various natural gas basis swaps for the calendar year 1999 covering a total of 82,000 MMBtu of gas per day plus an additional 3,000 MMBtu per day for the period of January through October 1999 for a total weighted average differential of approximately one cent below NYMEX. These natural gas basis swaps were used to reduce the Company's exposure to increases in the basis differential between the NYMEX reference price and the Company's industry delivery point indexes under which the gas is sold. During the first three months of 1999, the actual basis differential for this same volume of gas was approximately seven and one-half cents above NYMEX.

Interest Rate Risk

     The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR based borrowings from its commercial banks. To reduce the impact of fluctuations in interest rates the Company maintains a portion of its total debt portfolio in fixed rate debt. At December 31, 1998, the amount of the Company's fixed rate debt was approximately 37 percent of total debt, however, the Company issued additional fixed rate debt in January 1999 bringing the current fixed rate debt level to 59 percent of total debt. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

     The following table provides information about the Company's long-term debt cash flows and weighted average interest rates by expected maturity dates (before the impact of the January 1999 fixed-rate debt issuance discussed above):

                                                                                                     Fair
                                                                                                     Value
                                                                              There-                  at
                                1999  2000     2001       2002       2003     after     Total      12/31/98
                                ----  ----     ----       ----       ----   ---------  --------    --------
Long-Term Debt:
Fixed rate (in thousands)          -     -        -          -          -   $249,006   $249,006   $ 239,500
Average interest rate              -     -        -          -          -        8.9%       8.9%          -
Variable rate (in thousands)       -     -  $52,938   $211,750   $158,812          -   $423,500   $ 423,500
Average interest rate              -     -      (a)        (a)        (a)          -        (a)         (a)

  (a) LIBOR plus an increment, based on the level of outstanding senior debt to the borrowing base, up to a maximum increment of 1.5 percent. Current increment above LIBOR is 1 percent.

Foreign Currency and Operations Risk

     International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. The Company has international operations in Argentina, Bolivia, Ecuador and Yemen. For 1998, the Company's operations in Argentina accounted for approximately 20 percent of the Company's revenues, 80 percent of the Company's operating income (before impairments of oil and gas properties) and 25 percent of its total assets. During such period, the Company's operations in Argentina represented its only foreign operations accounting for more than 10 percent of its revenues, operating income (before impairments of oil and gas properties) or total assets. The Company continues to identify and evaluate international opportunities but currently has no binding agreements or commitments to make any material international investment. As a result of such significant foreign operations, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in these foreign countries.

     The Company believes Argentina offers a relatively stable political environment and does not anticipate any significant change in the near future. The current democratic form of government has been in place since 1983 and, since 1989, has pursued a steady process of privatization, deregulation and economic stabilization and reforms involving the reduction of inflation and public spending. Argentina's 12-month trailing inflation rate measure by the Argentine Consumer Price Index declined from 200.7 percent as of June 1991 to a negative 6.29 percent (-6.29%) as of December 1998.

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

     On February 1, 1987, a new currency, the Boliviano ("Bs"), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house, the Bolsin, which is under the supervision of the Bolivian Central Bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at December 31, 1998, was US$1:Bs 5.65. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

     Prior to the Company's acquisition of EHE in November 1998, its previous operations in Ecuador were through a farm-in exploration joint venture with two other companies in Block 19. The economy of Ecuador has been uneven in recent years and has recently reached a crisis level, due in large part to decreases in oil prices and damage from El Nino floods. Since 1992, the Government has generally sought to reduce its participation in the economy and has implemented certain macroeconomic reforms which were designed to reduce inflation. The Company believes the current Government has a favorable attitude toward foreign investment and has strong international relationships with the U.S.

     Due to the current economic crisis, the sucre (Ecuador's monetary unit) has lost approximately 45 percent of its value so far this year and inflation has reached nearly 50 percent. President Jamil Mahaud announced March 11, 1999, a comprehensive economic plan that calls for an increase in the Value Added Tax from 10 percent to 15 percent and the freezing of Ecuadorian bank accounts for one year. Furthermore, the Ecuadorian Government is likely to implement a convertibility plan similar to that adopted by Argentina in 1991, whereby the sucre will be tied to the U.S. dollar. Earlier this year the income tax was replaced by a one percent tax on all financial transactions. The purpose of the reform is to reduce tax evasion and increase tax collection by the Government, without increasing the tax burden on taxpayers. Although the Company believes any currency risk associated with its operations in Ecuador would not have a material impact on its financial position or results of operations, it has policies in place that will reduce its exposure to currency risk in Ecuador.

Item 8.  Financial Statements and Supplementary Data.

     The Consolidated Financial Statements and notes thereto, the report of independent public accountants and the supplementary financial and operating information are included elsewhere in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this Item with respect to the Company's directors is incorporated by reference from the sections of the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-K.

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

     The financial statements of the Company and its subsidiaries and report of independent public accountants listed in the accompanying Index to Financial Statements are filed as a part of this Form 10-K.

     (2) Financial Statements Schedules:

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

     4.2 Indenture dated as of December 20, 1995, between The Chase Manhattan Bank (formerly Chemical Bank), as Trustee, and the Company (Filed as
            Exhibit 99.1 to the Company's report on Form 8-K filed January 16,
            1996).

     4.3 Indenture dated as of February 5, 1997, between The Chase Manhattan Bank, as Trustee, and the Company (Filed as Exhibit 4.3 to the Company's report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997).

     4.4 Indenture dated as of January 26, 1999, between The Chase Manhattan Bank, as Trustee, and the Company.

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

     10.8* Amendment No. 4 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 11, 1998 (Filed as Exhibit A to the Company's Proxy Statement for annual meeting of stockholders dated March 31, 1998).

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

     10.12* Form of Non-Qualified Stock Option Agreement under the Vintage
            Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 10.20 to the 1992 Form 10-K).

     10.13 Amended and Restated Credit Agreement dated as of October 21, 1998, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, Nations Bank, N.A., as syndication agent, and Societe Generale Southwest Agency, as documentation agent (Filed as Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 13, 1998).

     10.14 First Amendment to the Amended and Restated Credit Agreement dated as of December 10, 1998, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, Nations Bank, N.A., as syndication agent, and Societe Generale Southwest Agency, as documentation agent.

     21.    Subsidiaries of the Company.

     23.1   Consent of Arthur Andersen LLP.

     23.2   Consent of Netherland, Sewell & Associates, Inc.

     23.3   Consent of DeGolyer and MacNaughton.

     27.    Financial Data Schedule.
     ____________________
     *  Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VINTAGE PETROLEUM, INC.


Date:  March  12, 1999             By:   /s/ C. C. Stephenson, Jr.
                                      ------------------------------------------
                                     C. C. Stephenson, Jr.
                                     Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                            Title                            Date
        ---------                            -----                            ----
 /s/ C. C. Stephenson, Jr.      Director and Chairman of the Board        March 12, 1999
----------------------------
C. C. Stephenson, Jr.


 /s/ Jo Bob Hille               Director and Vice Chairman of the Board   March 12, 1999
----------------------------
Jo Bob Hille


 /s/ S. Craig George            Director, President and                   March 12, 1999
----------------------------    Chief Executive Officer
S. Craig George                 (Principal Executive Officer)


 /s/ William C. Barnes          Director, Executive Vice President,       March 12, 1999
-----------------------------   Chief Financial Officer and
William C. Barnes               Treasurer (Principal Financial Officer)


 /s/ Bryan H. Lawrence          Director                                  March 12, 1999
----------------------------
Bryan H. Lawrence


 /s/ John T. McNabb, II         Director                                  March 12, 1999
----------------------------
John T. McNabb, II


 /s/ Michael F. Meimerstorf     Vice President and Controller             March 12, 1999
----------------------------    (Principal Accounting Officer)
Michael F. Meimerstorf

                         INDEX TO FINANCIAL STATEMENTS

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES


                                                                                                    Page
                                                                                                    ----
AUDITED FINANCIAL STATEMENTS OF VINTAGE PETROLEUM, INC. AND SUBSIDIARIES:
   Report of Independent Public Accountants.........................................................  42
   Consolidated Balance Sheets as of December 31, 1998 and 1997.....................................  43
   Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996...........  44
   Consolidated Statements of Changes in Stockholders' Equity for the years ended
       December 31, 1998, 1997 and 1996.............................................................  45
   Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.......  46
   Notes to Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996..  47

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Vintage Petroleum, Inc.:

     We have audited the accompanying consolidated balance sheets of Vintage Petroleum, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vintage Petroleum, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for oil and gas properties from the full cost method to the successful efforts method.



                                              ARTHUR ANDERSEN LLP
Tulsa, Oklahoma
February 24, 1999

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          (In thousands, except shares
                             and per share amounts)

                                     ASSETS

                                                                       December 31,
                                                                ------------------------
                                                                     1998        1997
                                                                ------------  ----------
                                                                              (Restated)
CURRENT ASSETS:
   Cash and cash equivalents...................................   $    5,245  $    5,797
   Accounts receivable -
     Oil and gas sales.........................................       54,680      60,878
     Joint operations..........................................        5,905       6,358
   Deferred income taxes.......................................            -       4,206
   Prepaids and other current assets...........................       18,312      12,443
                                                                ------------  ----------
     Total current assets......................................       84,142      89,682
                                                                ------------  ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, successful efforts method...........    1,368,914   1,158,749
   Oil and gas gathering systems...............................       14,774      12,943
   Other.......................................................       16,276       8,420
                                                                ------------  ----------
                                                                   1,399,964   1,180,112
   Less accumulated depreciation, depletion and amortization...      501,722     373,225
                                                                ------------  ----------
                                                                     898,242     806,887
                                                                ------------  ----------
OTHER ASSETS, net..............................................       31,791      18,825
                                                                ------------  ----------
                                                                  $1,014,175  $  915,394
                                                                ============  ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revenue payable.............................................   $   17,382  $   27,085
   Accounts payable - trade....................................       24,812      21,088
   Other payables and accrued liabilities......................       24,731      31,504
                                                                ------------  ----------
     Total current liabilities.................................       66,925      79,677
                                                                ------------  ----------
LONG-TERM DEBT.................................................      672,507     451,096
                                                                ------------  ----------
DEFERRED INCOME TAXES..........................................            -      43,135
                                                                ------------  ----------
OTHER LONG-TERM LIABILITIES....................................          785       3,908
                                                                ------------  ----------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY, per accompanying statements:
   Preferred stock, $.01 par, 5,000,000 shares authorized,
       zero shares issued and outstanding......................            -           -
   Common stock, $.005 par, 80,000,000 shares authorized,
       53,107,066 and 51,558,886 shares issued and outstanding.          266         258
   Capital in excess of par value..............................      230,736     202,008
   Retained earnings...........................................       42,956     135,312
                                                                ------------  ----------
                                                                     273,958     337,578
                                                                ------------  ----------
                                                                  $1,014,175  $  915,394
                                                                ============  ==========

        The accompanying notes are an integral part of these statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    (In thousands, except per share amounts)

                                                                         For the Years Ended December 31,
                                                                      -----------------------------------
                                                                         1998         1997        1996
                                                                      ----------  -----------  ----------
                                                                                   (Restated)  (Restated)
REVENUES:
         Oil and gas sales...........................................   $ 266,661    $355,113    $258,368
         Oil and gas gathering.......................................       7,741      18,063      20,508
         Gas marketing...............................................      54,108      45,981      31,920
         Other income (expense)......................................         425      (2,567)      1,351
                                                                       ----------  ----------   ---------
                                                                          328,935     416,590     312,147
                                                                       ----------  ----------   ---------

COSTS AND EXPENSES:
         Lease operating, including production taxes.................     122,726     114,346      91,916
         Exploration costs...........................................      24,056      12,667      10,192
         Impairment of oil and gas properties........................      70,913       8,785           -
         Oil and gas gathering.......................................       6,258      14,932      16,985
         Gas marketing...............................................      51,560      43,398      29,537
         General and administrative..................................      31,996      27,361      22,902
         Depreciation, depletion and amortization....................     108,975      96,307      66,861
         Interest....................................................      43,680      36,762      30,109
                                                                       ----------  ----------   ---------
                                                                          460,164     354,558     268,502
                                                                       ----------  ----------   ---------

           Income (loss) before income taxes and minority interest...    (131,229)     62,032      43,645
                                                                       ----------  ----------   ---------

PROVISION (BENEFIT) FOR INCOME TAXES:
         Current.....................................................      (4,068)      5,235       2,610
         Deferred....................................................     (39,496)      1,640       7,365
                                                                       ----------  ----------   ---------
                                                                          (43,564)      6,875       9,975
                                                                       ----------  ----------   ---------
MINORITY INTEREST IN INCOME
         OF SUBSIDIARY...............................................           -        (203)       (482)
                                                                       ----------  ----------   ---------

NET INCOME (LOSS)....................................................   $ (87,665)   $ 54,954    $ 33,188
                                                                       ==========  ===========  =========

EARNINGS (LOSS) PER SHARE:
         Basic.......................................................      $(1.69)      $1.07        $.69
                                                                       ==========  ===========  =========
         Diluted.....................................................      $(1.69)      $1.05        $.68
                                                                       ==========  ===========  =========

Weighted Average Common Shares Outstanding:
         Basic.......................................................      51,900      51,178      48,090
                                                                       ==========  ===========  =========
         Diluted.....................................................      51,900      52,026      48,654
                                                                       ==========  ===========  =========

        The accompanying notes are an integral part of these statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                                                        Capital
                                                        Common Stock   In Excess
                                                     ----------------   of Par    Retained
                                                       Shares  Amount    Value    Earnings    Total
                                                     -------- -------- --------- ---------- ----------
BALANCE AT DECEMBER 31, 1995 (Restated).............   47,322    $237   $149,606  $ 53,422   $203,265
          Net income................................        -       -          -    33,188     33,188
          Exercise of warrants......................      612       3      1,529         -      1,532
          Exercise of stock options and
              resulting tax effects.................      204       1      1,065         -      1,066
          Cash dividends declared ($.055 per share).        -       -          -    (2,645)    (2,645)
                                                     -------- -------  ---------  --------   --------

BALANCE AT DECEMBER 31, 1996 (Restated).............   48,138     241    152,200    83,965    236,406
          Net income................................        -       -          -    54,954     54,954
          Issuance of common stock..................    3,000      15     46,978         -     46,993
          Exercise of stock options and
              resulting tax effects.................      421       2      2,830         -      2,832
          Cash dividends declared ($.07 per share)..        -       -          -    (3,607)    (3,607)
                                                     -------- -------  ---------  --------   --------

BALANCE AT DECEMBER 31, 1997 (Restated).............   51,559     258    202,008   135,312    337,578
          Net loss..................................        -       -          -   (87,665)   (87,665)
          Issuance of common stock..................    1,325       7     26,493         -     26,500
          Exercise of stock options and
              resulting tax effects.................      223       1      2,235         -      2,236
          Cash dividends declared ($.09 per share)..        -       -          -    (4,691)    (4,691)
                                                     -------- -------  ---------  --------   --------
BALANCE AT DECEMBER 31, 1998........................   53,107    $266   $230,736  $ 42,956   $273,958
                                                     ======== =======  =========  ========   ========

        The accompanying notes are an integral part of these statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       For the Years Ended December 31,
                                                                    -----------------------------------
                                                                         1998        1997        1996
                                                                    -----------  -----------  ---------
                                                                                  (Restated)  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)..........................................   $ (87,665)  $  54,954   $  33,188
        Adjustments to reconcile net income (loss) to cash
            provided by operating activities -
               Depreciation, depletion and amortization............     108,975      96,307      66,861
               Impairment of oil and gas properties................      70,913       8,785           -
               Exploration costs...................................      24,056      12,667      10,192
               Provision (benefit) for deferred income taxes.......     (39,496)      1,640       7,365
               Minority interest in income of subsidiary...........           -         203         482
                                                                    -----------  ----------   ---------
                                                                         76,783     174,556     118,088

        Decrease (increase) in receivables.........................       9,353       5,428     (24,614)
        U.S. income tax refund receivable..........................      (5,323)          -           -
        Increase (decrease) in payables and accrued liabilities....     (10,570)      7,187      14,619
        Other......................................................      (3,993)       (569)      2,493
                                                                    -----------  ----------   ---------

            Cash provided by operating activities..................      66,250     186,602     110,586
                                                                    -----------  ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures -
              Oil and gas properties...............................    (252,254)   (257,275)   (156,133)
              Gathering systems and other..........................      (9,960)     (2,275)     (1,430)
        Proceeds from sales of oil and gas properties..............         588         360       1,291
        Purchase of companies, net of cash acquired................     (10,651)    (38,788)     (9,160)
        Other......................................................      (3,042)     (2,670)     (3,233)
                                                                    -----------  ----------   ---------

            Cash used by investing activities......................    (275,319)   (300,648)   (168,665)
                                                                    -----------  ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of common stock.......................................         884      47,910       2,528
        Sale of 8 5/8% Senior Subordinated Notes Due 2009..........           -      96,270           -
        Advances on revolving credit facility and other borrowings.     232,736     192,521     149,014
        Payments on revolving credit facility and other borrowings.     (20,711)   (216,335)    (90,720)
        Dividends paid.............................................      (4,392)     (3,297)     (2,514)
                                                                    -----------  ----------   ---------

            Cash provided by financing activities..................     208,517     117,069      58,308
                                                                    -----------  ----------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............        (552)      3,023         229
CASH AND CASH EQUIVALENTS, beginning of year.......................       5,797       2,774       2,545
                                                                    -----------  ----------   ---------

CASH AND CASH EQUIVALENTS, end of year.............................   $   5,245   $   5,797   $   2,774
                                                                    ===========  ==========   =========

        The accompanying notes are an integral part of these statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1998, 1997 and 1996

1.  Business and Significant Accounting Policies

    Consolidation

     Vintage Petroleum, Inc. is an independent energy company with operations primarily in the exploration and production, gas marketing and gathering segments of the oil and gas industry. Approximately 96 percent of the Company's operations are within the exploration and production segment based on 1998 operating income before impairments of oil and gas properties. Its core areas of exploration and production operations include the West Coast, Gulf Coast, East Texas and Mid-Continent areas of the United States, the San Jorge Basin of Argentina, the Chaco Basin in Bolivia, and Ecuador beginning in 1998.

     The consolidated financial statements include the accounts of Vintage Petroleum, Inc. and its wholly- and majority-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Change in Accounting Method

     Effective January 1, 1998, the Company elected to change its accounting method for oil and gas properties from the full cost method to the successful efforts method. Management believes that the successful efforts method of accounting is preferable and that the accounting change will more accurately present the results of the Company's exploration and development activities, minimize asset write-offs caused by temporary declines in oil and gas prices and reflect an impairment in the carrying value of the Company's oil and gas properties only when there has been a permanent decline in their fair value.

     As a result of this change in accounting, all prior year financial statements have been retroactively restated to give effect to this change in accounting method. The effect, net of income taxes, was a reduction of retained earnings as of December 31, 1997, of $46.0 million, primarily resulting from a reduction of net property, plant and equipment of $74.7 million and a reduction of deferred income tax liability of $28.7 million. The change in accounting method decreased net income by $17.3 million ($0.34 per diluted share) and $8.0 million ($0.17 per diluted share) for 1997 and 1996, respectively.

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

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     Unproved leasehold costs are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects are charged to expense. If oil and gas prices decline further in the future, some of these unproved prospects may not be economic to develop which could lead to increased impairment expense.

     Costs of development dry holes and proved leaseholds are amortized on the unit-of-production method based on proved reserves on a field basis. The depreciation of capitalized production equipment and drilling costs is based on the unit-of-production method using proved developed reserves on a field basis. Estimated abandonment costs, net of salvage value, are included in the depreciation and depletion calculation.

     The Company reviews its proved oil and gas properties for impairment on a field basis. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from production of total proved oil and gas reserves over the economic life of the reserves, based on the Company's expectations of future oil and gas prices and costs. In estimating the future net revenues at December 31, 1998, the Company assumed oil and gas prices and costs would escalate annually and that the current low oil and gas price environment would return to more historical levels over a period of time. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions. The Company recorded impairment provisions related to its proved oil and gas properties of $70.9 million and $8.8 million in 1998 and 1997, respectively. No impairment provision was required for 1996.

  Revenue Recognition

     Natural gas revenues are recorded using the sales method. Under this method, the Company recognizes revenues based on actual volumes of gas sold to purchasers. The Company and other joint interest owners may sell more or less than their entitlement share of the natural gas volumes produced. A liability is recorded and revenue is deferred if the Company's excess sales of natural gas volumes exceed its estimated remaining recoverable reserves.

  Hedging

     The Company periodically uses hedges (swap agreements) to reduce the impact of oil and natural gas price fluctuations. Gains or losses on swap agreements are recognized as an adjustment to sales revenue when the related transactions being hedged are finalized. Gains or losses from swap agreements that do not qualify for accounting treatment as hedges are recognized currently as other income or expense. The cash flows from such agreements are included in operating activities in the consolidated statements of cash flows.

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

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, beginning June 16, 1998, companies may implement the statement as of the beginning of any fiscal quarter. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133.

  Depreciation

     Depreciation of property, plant and equipment (other than oil and gas properties) is provided using both straight-line and accelerated methods based on estimated useful lives ranging from three to seven years.

  Income Taxes

     Deferred income taxes are provided on transactions which are recognized in different periods for financial and tax reporting purposes. Such temporary differences arise primarily from the deduction of certain oil and gas exploration and development costs which are capitalized for financial reporting purposes and differences in the methods of depreciation.

  Statements of Cash Flows

     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less.

     During the years ended December 31, 1998, 1997 and 1996, the Company made cash payments for interest totaling $42.4 million, $33.2 million and $29.6 million, respectively, and cash payments for U.S. income taxes of $1.5 million, $5.3 million and $1.3 million, respectively. Cash payments of $1.3 million and $0.1 million were made during 1998 and 1996, respectively, for foreign tax withholdings. No cash payments were made during 1997 for foreign income taxes.

     In November 1996, the Company agreed to acquire 100 percent of the outstanding common stock of Shamrock Ventures (Boliviana) Ltd. (subsequently renamed Vintage Petroleum Boliviana Ltd.). Acquisition costs of $35.1 million were unpaid at December 31, 1996. These acquisition costs were paid in 1997 and are reflected in the Company's 1997 Consolidated Statement of Cash Flows.

     In November 1998, the Company purchased 100 percent of the outstanding common stock of Elf Hydrocarbures Equateur, S.A. ("EHE"), a French subsidiary of Elf Aquitaine. Total consideration included cash and common stock of the Company. The value of the non-cash consideration was $26.5 million and is not reflected in the Company's 1998 Statement of Cash Flows.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

  Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), establishing new standards for computing and presenting earnings per share. The provisions of SFAS No. 128 are effective for earnings per share calculations for periods ending after December 15, 1997. The Company has adopted SFAS No. 128 effective December 31, 1997, and all earnings per share amounts disclosed herein have been calculated under the provisions of SFAS No. 128. Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per common share for 1997 and 1996 were computed assuming the exercise of all dilutive options, as determined by applying the treasury stock method. For 1998, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

  General and Administrative Expense

     The Company receives fees for operation of jointly-owned oil and gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $2.7 million, $2.6 million and $2.2 million in 1998, 1997 and 1996, respectively.

  Revenue Payable

     Amounts payable to royalty and working interest owners resulting from sales of oil and gas from jointly-owned properties and from purchases of oil and gas by the Company's marketing and gathering segments are classified as revenue payable in the accompanying financial statements.

  Accounts Receivable

     The Company's oil and gas, gas marketing and gathering sales are made to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates, independent marketing companies and major oil companies. The Company's joint operations accounts receivable are from a large number of major and independent oil companies, partnerships, individuals and others who own interests in the properties operated by the Company.

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishing standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 defines comprehensive income as the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company had no non-owner changes in equity other than net income and losses during the years ended December 31, 1998, 1997 and 1996.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

2.    Long-Term Debt

     Long-term debt at December 31, 1998 and 1997, consisted of the following:


(In thousands)                                          1998       1997
                                                    -----------  ----------
Revolving credit facility...........................   $423,500   $202,200
Senior subordinated notes:
  9% Notes due 2005, less unamortized discount......    149,714    149,674
  8 5/8% Notes due 2009, less unamortized discount..     99,292     99,222
                                                    -----------  ---------

                                                       $672,506   $451,096
                                                    ===========  =========

     The Company has no long-term debt maturities prior to December 1, 2001. Aggregate maturities of long-term debt for each of the years ending December 31, 2001, through December 31, 2003, are $52.9 million, $211.8 million and $158.8 million, with $249.0 million thereafter. The Company had $5.3 million and $4.9 million of accrued interest payable related to its long-term debt at December 31, 1998 and 1997, respectively, included in other payables and accrued liabilities.

  Revolving Credit Facility

     The Company has available an unsecured revolving credit facility under the Amended and Restated Credit Agreement dated October 21, 1998, as amended (the "Bank Facility"), between the Company and certain banks. The Bank Facility establishes a borrowing base (currently $482.5 million including the impact of the 9 3/4% Notes discussed below) based on the banks' evaluation of the Company's oil and gas reserves.

     Outstanding advances under the Bank Facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. In addition, the Company must pay a commitment fee ranging from 0.25 to 0.375 percent per annum on the unused portion of the banks' commitment. Total outstanding advances at December 31, 1998, were $423.5 million at an average interest rate of approximately 6.6 percent.

     On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's oil and gas reserves. The Company's borrowing base was last redetermined in October 1998. Oil and gas prices have dropped substantially since the last redetermination and as a result, the Company anticipates that at the next borrowing base redetermination in April 1999, its borrowing base will be reduced. However, the amount of any such reduction is unknown at this time. If the sum of outstanding senior debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding at September 11, 2001, will be payable in eight equal consecutive quarterly installments commencing December 1, 2001, with maturity at September 11, 2003.

     The terms of the Bank Facility impose certain restrictions on the Company regarding the pledging of assets and limitations on additional indebtedness. In addition, the Bank Facility requires the maintenance of a minimum current ratio (as defined) and tangible net worth (as defined) of not less than $250 million plus 75 percent of the net proceeds of any future equity offerings less any impairment writedowns required by GAAP or by the Securities and Exchange Commission.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

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

     On January 26, 1999, the Company issued $150 million of its 9 3/4% Senior Subordinated Notes Due 2009 (the "9 3/4% Notes"). The 9 3/4% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2004. In addition, prior to February 1, 2002, the Company may redeem up to 33 1/3% of the 9 3/4% Notes with the proceeds of certain underwritten public offerings of the Company's common stock. The 9 3/4% Notes mature on June 30, 2009, with interest payable semiannually on June 30 and December 30 of each year. The net proceeds to the Company from the sale of the 9 3/4% Notes (approximately $146 million) were used to repay a portion of the existing indebtedness under the Company's Bank Facility.

     The 9% Notes, 8 5/8% Notes, and 9 3/4% Notes (collectively, the "Notes") are unsecured senior subordinated obligations of the Company, rank subordinate in right of payment to all senior indebtedness (as defined) and rank pari passu with each other. Upon a change in control (as defined) of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at a purchase price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest. The indentures for the Notes contain limitations on, among other things, additional indebtedness and liens, the payment of dividends and other distributions, certain investments and transfers or sales of assets.

3.  Capital Stock

     On May 13, 1997, the Company's stockholders approved an increase in the number of authorized shares of common stock, $.005 par value per share, from 40 million to 80 million.

     On September 12, 1997, the Company's Board of Directors approved a two-for-one stock split of its common stock effective October 7, 1997, to stockholders of record on September 26, 1997. All references to the number of shares and per share amounts in the financial statements and notes thereto have been restated to reflect the stock split.

  Public Offerings and Other Issuances

     On February 5, 1997, the Company completed a public offering of 3,000,000 shares of common stock, all of which were sold by the Company. Net proceeds to the Company of approximately $47 million were used to repay a portion of existing indebtedness under the Company's revolving credit facility.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     On November 4, 1998, the Company issued 1,325,000 shares of common stock to Elf Aquitaine as partial consideration for the acquisition of its French subsidiary, Elf Hydrocarbures Equateur, S.A., which owns producing oil properties and undeveloped acreage in Ecuador. The 1,325,000 shares of common stock of the Company is valued at a guaranteed amount of $20 per share, or $26.5 million. If the Company's prevailing share price is not equal to at least $20 per share after two years from the date of closing, then the Company will be required to deliver additional consideration under the price guarantee provision of the agreement. Such additional consideration, if any, is payable, at the Company's option, in cash or additional shares of the Company's common stock.

  Stock Plans

     The Company has three fixed plans which reserve shares of common stock for issuance to key employees and non-management directors. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the following pro forma amounts:


(In thousands, except per share amounts)      1998       1997        1996
                                          ---------  ----------  ----------
                                                      (Restated)  (Restated)

Net income (loss) - as reported...........  $(87,665)   $54,954     $33,188
Net income (loss) - pro forma.............   (89,759)    53,501      32,599
Earnings (loss) per share - as reported:
       Basic..............................     (1.69)      1.07         .69
       Diluted............................     (1.69)      1.05         .68
Earnings (loss) per share - pro forma:
       Basic..............................     (1.73)      1.05         .68
       Diluted............................     (1.73)      1.03         .67

     The pro forma effect on net income (loss) for 1998, 1997 and 1996 may not be representative of the pro forma effect on net income in future years because SFAS No. 123 has not been applied to options granted prior to January 1, 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 1998 include a dividend yield of 0.6 percent, expected volatility of approximately 27.1 percent, a risk-free interest rate of approximately 5.7 percent, and expected lives of 4.2 years. The weighted average assumptions used for options granted in 1997 include a dividend yield of
0.4 percent, expected volatility of approximately 28.9 percent, a risk-free interest rate of approximately 6.3 percent, and expected lives of 4.2 years.
The weighted average assumptions used for options granted in 1996 include a dividend yield of 0.4 percent, expected volatility of approximately 29.5 percent, a risk-free interest rate of approximately 6.2 percent, and expected lives of 4.2 years.

     Under the 1983 Stock Option Plan, as amended (the "1983 Plan"), incentive stock options were granted to key employees of the Company. Generally, options granted under the 1983 Plan were exercisable for a two to seven year period beginning three years from the date granted. As of December 31, 1998, all available options have been granted and exercised under the 1983 Plan.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     Under the 1990 Stock Plan, as amended (the "1990 Plan"), a total of up to 6,000,000 shares of common stock are available for issuance to key employees of the Company. The 1990 Plan permits the granting of any or all of the following types of awards: (a) stock options, (b) stock appreciation rights, and (c) restricted stock. As of December 31, 1998, awards for a total of 1,483,000 shares of common stock remain available for grant under the 1990 Plan.

     The 1990 Plan is administered by the Board of Directors of the Company (the "Board"). Subject to the terms of the 1990 Plan, the Board has the authority to determine plan participants, the types and amounts of awards to be granted and the terms, conditions and provisions of awards. Options granted pursuant to the 1990 Plan may, at the discretion of the Board, be either incentive stock options or non-qualified stock options. The exercise price of incentive stock options may not be less than the fair market value of the common stock on the date of grant and the term of the option may not exceed 10 years. In the case of non-qualified stock options, the exercise price may not be less than 85 percent of the fair market value of the common stock on the date of grant. Any stock appreciation rights granted under the 1990 Plan will give the holder the right to receive cash in an amount equal to the difference between the fair market value of the share of common stock on the date of exercise and the exercise price. Restricted stock under the 1990 Plan will generally consist of shares which may not be disposed of by participants until certain restrictions established by the Board lapse.

     Under the Non-Management Director Stock Option Plan (the "Director Plan"), 60,000 shares of common stock are available for issuance to the outside directors of the Company. Each outside director receives an initial option to purchase 5,000 shares of common stock during the director's first year of service to the Company. Annually thereafter, options to purchase 1,000 shares of common stock are to be granted to each outside director. Options granted pursuant to the Director Plan are non-qualified stock options with terms not to exceed 10 years and the option exercise price must equal the fair market value of the common stock on the date of grant. As of December 31, 1998, options for a total of 22,000 shares of common stock remain available for grant under the Director Plan.

     The following is an analysis of all option activity under the 1983 Plan, the 1990 Plan and the Director Plan for 1998, 1997 and 1996:

                                                 1998                         1997                               1996
                                       ------------------------     ----------------------------     ----------------------------
                                                     Wtd. Avg.                         Wtd. Avg.                       Wtd. Avg.
                                                      Exercise                        Exercise                         Exercise
                                           Shares      Price          Shares            Price           Shares           Price
                                       -----------  -----------     ---------        -----------      ---------       -----------
Beginning stock options
 outstanding...........................   3,060,322    $10.53        2,688,904           $ 8.13        2,266,204           $7.41
Stock options granted..................     819,000     20.11          810,000            15.53          630,000            9.71
Stock options canceled.................     (50,000)    14.08                -                -           (4,000)           9.69
Stock options exercised................    (223,180)     8.44         (438,582)            4.99         (203,300)           4.94
                                       ------------                -----------                      ------------

Ending stock options oustanding........   3,606,142    $12.79        3,060,322           $10.53        2,688,904           $8.13
                                       ============  ========      ===========         ========     ============         =======

Ending stock options exercisable.......   1,490,788    $ 8.47        1,406,757           $ 8.15        1,198,774           $6.93
                                       ============  ========      ===========         ========     ============         =======

Weighted average fair value............       $4.14                 $     4.92                             $3.17
 of options............................  ==========                 ==========                        ==========

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     Of the 3,606,142 options outstanding at December 31, 1998: (a) 1,782,342 options have exercise prices between $3.50 and $9.81, with a weighted average exercise price of $8.56 and a weighted average contractual life of 5.8 years (1,261,988 of these options are exercisable currently at a weighted average price of $8.10); (b) 1,823,800 options have exercise prices between $10.00 and $20.19, with a weighted average exercise price of $16.92 and a weighted average contractual life of 8.4 years (228,800 of these options are exercisable currently at a weighted average price of $10.47).

     All of the outstanding options are exercisable at various times in years 1999 through 2008. All incentive stock options and non-qualified options were granted at fair market value on the date of grant. As of December 31, 1998, no awards other than incentive and non-qualified stock options have been granted under the 1990 Plan. Generally, options granted under the 1990 Plan have a 10-year term and provide for vesting after three years.

     At December 31, 1998, a total of 5,111,142 shares of the Company's common stock are reserved for issuance pursuant to the 1990 Plan and the Director Plan.

  Preferred Stock

     Preferred stock at December 31, 1998, consists of 5,000,000 authorized but unissued shares. Preferred stock may be issued from time to time in one or more series, and the Board of Directors, without further approval of the stockholders, is authorized to fix the dividend rates and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

4.  Commitments and Contingencies

     The Company committed to perform 17,728 work units related to its concession rights in the Naranjillos field in Santa Cruz Province, Bolivia awarded in late 1997. The total work unit commitment was guaranteed by the Company through an $88.6 million letter of credit; however, the Company anticipated that it would fulfill this three-year work unit commitment through approximately $50 to $60 million of various seismic and drilling capital expenditures. During 1998, the Company spent approximately $7.6 million in the fulfillment of 1,218 work units through the acquisition of seismic data and the drilling of one well. The Company has budgeted to spend $24 million (7,500 work units) in 1999 related to the fulfillment of its Naranjillos field commitment.

     The Company had $111.2 million in letters of credit (including the $88.6 million letter of credit discussed above) outstanding at December 31, 1998. These letters of credit relate primarily to various obligations for acquisition and exploration activities in South America and bonding requirements of various state regulatory agencies for oil and gas operations.

     Under the Company's exploration contract on Block 19 in Ecuador, the Company is required to participate in the drilling of one additional well. The Company expects to drill this well during 2000 at a cost of approximately $4 million.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     The Company is also committed to spend approximately $11 million in the Republic of Yemen over a two and one-half year period which began July 28, 1998. The expenditures will include the acquisition and interpretation of over 150 square kilometers of seismic and the drilling of three exploration wells. At the end of the first two and one-half years, the Company has the option to extend the work program for a second two and one-half year period with similar work and capital commitments required. During 1998, approximately $0.6 million of the $11 million commitment was spent. The Company has budgeted to spend approximately $5 million in 1999 on the acquisition of seismic data in Yemen.

     On November 4, 1998, the Company issued 1,325,000 shares of common stock to Elf Aquitaine as partial consideration for the acquisition of its French subsidiary, Elf Hydrocarbures Equateur, S.A., which owns producing oil properties and undeveloped acreage in Ecuador. The 1,325,000 shares of common stock of the Company is valued at a guaranteed amount of $20 per share, or $26.5 million. If the Company's prevailing share price is not equal to at least $20 per share after two years from the date of closing, then the Company will be required to deliver additional consideration under the price guarantee provision of the agreement. Such additional consideration, if any, is payable, at the Company's option, in cash or additional shares of the Company's common stock. Had the Company been required to fulfill its commitment under the price guarantee at December 31, 1998 (based on the average price for the preceding 60 trading days of $10.57), it would have had to pay an additional $12.8 million or issue an additional 1.2 million shares of its common stock.

     Rent expense was $1.2 million, $1.2 million and $1.0 million for 1998, 1997 and 1996, respectively. The future minimum commitments under long-term non-cancellable leases for office space are $1.4 million, $1.4 million, $1.2 million and $0.1 million for the calendar years 1999 through 2002, respectively.

     On November 5, 1996, the Province of Santa Cruz, Argentina brought suit against the Company's subsidiary Cadipsa S.A. in the Corte Suprema de Justicia de la Nacion (the Supreme Court of Justice of the Argentine Republic, Buenos Aires, Argentina), Dossier No. s-1451, seeking to recover approximately $10.6 million (which sum includes interest) allegedly due as additional royalties on four concessions granted in 1990 in which the Company currently owns a 100 percent working interest. The Company and its predecessors in title have been paying royalties at an eight percent rate; the Province of Santa Cruz claims the rate should be 12 percent. The amount of such claim will increase at the differential of these royalty rates until this claim is resolved. With respect to the 50 percent interest in the two concessions that the Company acquired from British Gas, plc, the Company believes that it is entitled to indemnification by British Gas, plc for any loss sustained by the Company as a result of this claim. Such indemnification equals approximately $4.7 million of the current $18.0 million claim as of December 31, 1998. The Company has no indemnification from its predecessors in title with respect to the payment of royalties on the other two concessions. Although the Company cannot predict the outcome of this litigation, based upon the advice of counsel, the Company does not expect this claim to have a material adverse impact on the Company's financial position or results of operations.

     The Company is a defendant in various other lawsuits and is a party in governmental proceedings from time to time arising in the ordinary course of business. In the opinion of management, none of the various other pending lawsuits and proceedings should have a material adverse impact on the Company's financial position or results of operations.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

5.   Financial Instruments

  Price Risk Management

     The Company periodically uses hedges (swap agreements) to reduce the impact of oil and natural gas price fluctuations on its operating results and cash flows. These swap agreements typically entitle the Company to receive payments from (or require it to make payments to) the counter parties based upon the differential between a fixed price and a floating price based on a published index. The Company's hedging activities are conducted with major corporations and investment and commercial banks which the Company believes are minimal credit risks.

     At December 31, 1998, the Company was a party to natural gas basis swaps for the calender year 1999 covering a total of 30,842,000 MMBtu of gas. These natural gas basis swaps were used to hedge the basis differential between the NYMEX reference price and industry delivery point indexes under which the gas is sold. At December 31, 1997, the Company was not a party to any financial derivative agreements.

  Fair Value of Financial Instruments

     The Company values financial instruments as required by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The Company estimates the value of the Notes based on quoted market prices. The Company estimates the value of its other long-term debt based on the estimated borrowing rates currently available to the Company for long-term loans with similar terms and remaining maturities. The estimated fair value of the Company's long-term debt at December 31, 1998 and 1997, was $663.0 million and $463.6 million, respectively, compared with a carrying value of $672.5 million and $451.1 million, respectively.

     The fair value of commodity swap agreements is the amount at which they could be settled, based on quoted market prices. The Company had no commodity swap agreements in place at December 31, 1997. The Company is unable to estimate the fair value of the natural gas basis swaps in place at December 31, 1998, as there is no quoted market price available.

     The carrying value of other financial instruments approximates fair value because of the short maturity of those instruments.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

6.  Income Taxes

     Income (loss) before income taxes and minority interest is composed of the following:

(In thousands)                             1998         1997        1996
                                      ------------  -----------  ---------
                                                     (Restated)  (Restated)

Domestic...........................      $(122,331)    $31,919     $27,999
Foreign............................         (8,898)     30,113      15,646
                                      ------------  ----------  ----------

                                         $(131,229)    $62,032     $43,645
                                      ============  ==========  ==========

     The total provision (benefit) for income taxes consists of the following:

(In thousands)                               1998        1997        1996
                                         ----------- -----------  ----------
                                                      (Restated)  (Restated)
Current:
       Domestic.........................   $ (5,324)    $ 4,277     $ 2,610
       Foreign..........................      1,256         958           -
Deferred:
       Domestic.........................    (43,722)      6,003       8,431
       Foreign..........................      4,226      (4,363)     (1,066)
                                         ----------  ----------  ----------

                                           $(43,564)    $ 6,875     $ 9,975
                                         ==========  ==========  ==========

     A reconciliation of the Federal statutory income tax rate to the effective rate is as follows:

                                                    1998            1997                1996
                                                --------      ------------        ------------
                                                                 (Restated)          (Restated)
Statutory income tax rate......................    (35.0)%            35.0%               35.0%
State income tax...............................     (3.9)              3.9                 3.9
Federal income tax credits.....................      1.8              (3.0)               (4.0)
Foreign withholding tax........................      1.3                 -                   -
Foreign operations.............................     (3.4)              0.6               (10.6)
Argentina NOL valuation allowance..............      4.3                 -                   -
Argentina NOL valuation allowance reversal.....        -              (5.0)                  -
Argentina NOL carryforward utilization.........        -             (18.4)                  -
Other..........................................      1.7              (2.0)               (1.4)
                                                   -----         ---------           ---------
                                                   (33.2)%            11.1%               22.9%
                                                   =====         =========           =========

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     The components of the Company's net deferred tax asset (liability) as of December 31, 1998 and 1997, are as follows:

(In thousands)                                              1998       1997
                                                         ---------  ---------
                                                                    (Restated)
Deferred Tax Assets:
       U.S. net operating loss carryforwards.............  $31,396   $      -
       Argentina net operating loss carryforwards........   10,682      4,206
       U.S. alternative minimum tax credit carryforward..    4,815      2,949
       Argentina asset tax credit carryforward...........    1,739          -
       Other temporary book/tax differences..............    5,433        425
                                                         ---------  ---------

                                                            54,065      7,580
       Valuation allowance...............................   (5,677)         -
                                                         ---------  ---------

                                                            48,388      7,580
                                                         ---------  ---------
Deferred Tax Liabilities:
       Book/tax differences in property basis............   45,436     45,890
       Other temporary book/tax differences..............      447        619
                                                         ---------  ---------

                                                            45,883     46,509
                                                         ---------  ---------

           Net deferred tax asset (liability)............  $ 2,505   $(38,929)
                                                         ========== =========

   Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries, as it is the Company's intention, generally, to reinvest such earnings permanently.

   As of December 31, 1998, the Company has a U.S. Federal alternative minimum tax ("AMT") credit carryforward of approximately $4.8 million. The AMT credit carryforward does not expire and is available to offset U.S. Federal regular income taxes in future years, but only to the extent that U.S. Federal regular income taxes exceed the AMT in such years.

   As of December 31, 1998, the Company had estimated net operating loss ("NOL") carryforwards for U.S. Federal income tax purposes and U.S. state income tax purposes of $75.3 million and $105.1 million, respectively. The U.S. Federal carryforward can be carried forward 20 years and used to offset future taxable income of the Company. The state carryforwards have varying lengths of allowable carryforward periods ranging from 5 to 20 years and can be used to offset future state taxable incomes.

   As of December 31, 1998, the Company had estimated NOL carryforwards for Argentina income tax reporting purposes of approximately $44.9 million which can be used to offset future taxable income in Argentina. The carryforward amount includes certain Argentina NOL carryforwards ($17.3 million) which were acquired and are recorded at cost ($1.0 million), which is less than the calculated value for the tax effect of these carryforwards ($6.0 million) under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. These unrecorded NOL carryforwards ($14.4 million) will reduce the Company's foreign income tax provision in future years by approximately $5.0 million if their benefit is realized. As a result of the significant decline in oil prices in 1998, primarily in the fourth quarter, the Company currently believes that of the $27.6 million of Argentina NOL carryforwards generated by Cadipsa and VOA, $16.2 million will expire on December 31, 1999, unutilized and has therefore recorded a valuation allowance against its Argentina deferred tax asset of $5.7 million in 1998 related to these carryforwards.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     The following table details the year of expiration of the Argentina tax NOL carryforwards and the financial statement value of the net operating losses before any valuation allowances:

(In thousands)              Tax    Financial
                            NOL    Statement
 Year of NOL Expiration    Value     Value
----------------------- ---------  ---------
1999...................   $17,114    $ 5,677
2000...................     3,843        654
2001...................    14,448      1,024
2002...................         -          -
2003...................     9,505      3,327
                        ---------  ---------

                          $44,910    $10,682
                        =========  =========

7.    Significant Acquisitions

     On April 1, 1997, the Company acquired certain producing oil and gas properties and facilities located in the Gulf Coast area of Texas and Louisiana from subsidiaries of Burlington Resources Inc. for approximately $102.7 million in cash (the "Burlington Acquisition"). Funds for this acquisition were provided by advances under the Company's revolving credit facility.

     If the Burlington Acquisition had been consummated as of January 1, 1996, the Company's unaudited pro forma revenues, net income and earnings per share for the years ended December 31, 1997 and 1996, would have been as shown below; however, such pro forma information is not necessarily indicative of what actually would have occurred had the transaction occurred on such date.

                               1997       1996
                           ----------------------
                                  (Restated)

Revenues (in thousands)....   $431,306   $376,207

Net income (in thousands)..     57,565     44,334

Earnings per share:
   Basic...................       1.12        .92
   Diluted.................       1.11        .91

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

8.  Segment Information

     The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation to conform to the 1998 presentation.

     The Company's reportable business segments have been identified based on the differences in products or services provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the gathering segment arise from the transportation and sale of natural gas and crude oil. The gas marketing segment generates revenue by earning fees through the marketing of Company produced gas volumes and the purchase and resale of third party produced gas volumes. The Company evaluates the performance of its operating segments based on operating income.

     Operations in the gathering and gas marketing industries are in the United States. The Company operates in the oil and gas exploration and production industry in the United States, South America and in Yemen beginning in 1998. Summarized financial information for the Company's reportable segments is shown on the following page.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                                         Exploration and Production
                                      -------------------------------
                                                              Other                  Gas
                                          U.S.    Argentina  Foreign   Gathering  Marketing  Corporate     Total
                                      ----------------------------------------------------------------------------
1998
--------------------------------------
Revenues from external customers......  $195,060   $ 65,819  $  5,782    $ 7,741    $54,108    $   425  $  328,935
Intersegment revenues.................         -          -         -        884      1,466          -       2,350
Depreciation, depletion and
      amortization expense............    75,479     26,610     2,968      1,693          -      2,225     108,975
Impairment of oil and gas properties..    70,913          -         -          -          -          -      70,913
Operating income (loss)...............   (66,275)    12,282    (2,098)      (210)     2,548     (1,800)    (55,553)
Total assets..........................   569,560    256,525   113,956      7,500      8,735     57,899   1,014,175
Capital investments...................   177,970     44,592    63,798      1,831          -      3,156     291,347
Long-lived assets.....................   536,885    245,831   100,441      4,350          -     10,735     898,242

1997
--------------------------------------
Revenues from external customers......  $252,353   $ 93,864  $  8,896    $18,063    $45,981    $(2,567) $  416,590
Intersegment revenues.................         -          -         -      1,750      1,671          -       3,421
Depreciation, depletion and
      amortization expense............    66,798     23,333     3,419      1,360          -      1,397      96,307
Impairment of oil and gas properties..     8,785          -         -          -          -          -       8,785
Operating income (loss)...............    78,927     45,707     1,131      3,388      2,584     (5,582)    126,155
Total assets..........................   567,279    237,544    50,887      8,564     12,427     38,693     915,394
Capital investments...................   193,816     52,819    12,026      1,209          -      1,799     261,669
Long-lived assets.....................   527,321    227,774    42,933      4,190          -      4,669     806,887

1996
--------------------------------------
Revenues from external customers......  $190,839   $ 67,529  $      -    $20,508    $31,920    $ 1,351  $  312,147
Intersegment revenues.................         -          -         -      1,740      1,091          -       2,831
Depreciation, depletion and
      and amortization expense........    48,969     15,636         -      1,337          -        919      66,861
Operating income (loss)...............    64,961     30,601    (3,907)     2,186      2,383        432      96,656
Total assets..........................   455,547    228,559    40,674     10,249      8,422     23,365     766,816
Capital investments...................   107,976     48,028    40,727        724          -        706     198,161
Long-lived assets.....................   418,162    199,244    37,496      5,073          -      4,050     664,025

     Intersegment sales are priced in accordance with terms of existing contracts and current market conditions. Capital investments include expensed exploratory costs. Corporate general and administrative costs and interest costs are not allocated to segments.

     During 1997 and 1996, sales to one crude oil purchaser of the exploration and production segment represented approximately 10 percent and 15 percent, respectively, of the Company's total revenues (exclusive of eliminations of intersegment sales and the impact of hedges). The Company had no single purchaser to which sales of any segment in 1998 exceeded 10 percent of the Company's 1998 total revenues.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

9.   Detail of Prepaids and Other Current Assets

(In thousands)                         1998      1997
                                   --------------------

Value added tax receivable.........   $ 2,750   $ 5,494
U.S. Income tax refund receivable..     5,323         -
Other prepaids and current assets..    10,239     6,949
                                   --------------------

                                      $18,312   $12,443
                                   ====================

10.    Quarterly Results (Unaudited)

       The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997:

(In thousands, except per share amounts)                Quarter Ended
                                          ---------------------------------------
                                            Mar. 31  Jun. 30   Sept. 30   Dec. 31
                                          ---------------------------------------
1998
------------------------------------------
Revenues................................... $89,994   $84,932  $ 79,285  $ 74,724
Operating income (loss)....................  13,497     4,137     3,781   (74,744)
Net income (loss)..........................  (1,582)   (9,508)   (9,925)  (66,650)
Earnings (loss) per share:
   Basic...................................    (.03)     (.18)     (.19)    (1.27)
   Diluted.................................    (.03)     (.18)     (.19)    (1.27)

1997 (Restated)
------------------------------------------
Revenues................................... $99,234   $99,843  $104,387  $113,124
Operating income...........................  37,658    29,364    33,067    27,463
Net income.................................  17,863    10,900    13,526    12,665
Earnings per share:
   Basic...................................     .36       .21       .26       .25
   Diluted.................................     .35       .21       .26       .24

       Revenues and operating income for the quarter ended December 31, 1997, were decreased by a $4.4 million charge resulting from an adverse judgement against the Company in a lawsuit involving a 1992 gas contract termination and increased by $1.6 million from a gain on the sale of a gas gathering system. Operating income for the quarters ended December 31, 1998 and 1997, were decreased by $70.9 million and $8.8 million, respectively, due to impairments of oil and gas properties resulting from declines in oil and gas prices during the fourth quarters of each year. The net impact of these items reduced net income for the quarters ended December 31, 1998 and 1997, by $43.3 million and $5.4 million, respectively, or 83 cents and 10 cents per basic and diluted share.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

11.  Supplementary Financial Information for Oil and Gas Producing Activities

  Results of Operations from Oil and Gas Producing Activities

     The following sets forth certain information with respect to the Company's results of operations from oil and gas producing activities for the years ended December 31, 1998, 1997 and 1996. The Company began operations in Bolivia in January 1997.

                                                                    1998
                                            -------------------------------------------------

               (In thousands)                   U.S.    Argentina  Bolivia   Other     Total
                                            -------------------------------------------------

Revenues....................................  $195,060    $65,819  $ 5,334  $  448   $266,661
Production (lifting) costs..................    94,332     26,737    1,424     233    122,726
Exploration costs...........................    20,610        191    2,255   1,000     24,056
Impairment of proved properties.............    70,913          -        -       -     70,913
Depreciation, depletion and amortization....    75,479     26,610    2,858     110    105,057
                                            -------------------------------------------------

Results of operations before income taxes...   (66,274)    12,281   (1,203)   (895)   (56,091)
Income tax expense (benefit)................   (25,781)     4,299     (423)   (356)   (22,261)
                                            -------------------------------------------------

Results of operations (excluding corporate
       overhead and interest costs).........  $(40,493)   $ 7,982  $  (780) $ (539)  $(33,830)
                                            =================================================


                                                               1997 (Restated)
                                            ---------------------------------------------------

(In thousands)..............................    U.S.    Argentina  Bolivia    Other     Total
                                            ---------------------------------------------------
Revenues....................................  $252,353    $93,864   $8,896   $     -   $355,113
Production (lifting) costs..................    89,069     24,129    1,148         -    114,346
Exploration costs...........................     8,774        695      130     3,068     12,667
Impairment of proved properties.............     8,785          -        -         -      8,785
Depreciation, depletion and amortization....    66,798     23,333    3,401        18     93,550
                                            ---------------------------------------------------

Results of operations before income taxes...    78,927     45,707    4,217    (3,086)   125,765
Income tax expense (benefit)................    30,703          -    1,433    (1,193)    30,943
                                            ---------------------------------------------------

Results of operations (excluding corporate
       overhead and interest costs).........  $ 48,224    $45,707   $2,784   $(1,893)  $ 94,822
                                            ===================================================

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                                                          1996 (Restated)
                                            -----------------------------------------

(In thousands)                                  U.S.    Argentina   Other     Total
                                            -----------------------------------------

Revenues....................................  $190,839    $67,529   $     -  $258,368
Production (lifting) costs..................    70,991     20,925         -    91,916
Exploration costs...........................     5,918        367     3,907    10,192
Depreciation, depletion and amortization....    48,969     15,636         -    64,605
                                            -----------------------------------------

Results of operations before income taxes...    64,961     30,601    (3,907)   91,655
Income tax expense (benefit)................    23,256          -    (1,360)   21,896
                                            -----------------------------------------

Results of operations (excluding corporate
       overhead and interest costs).........  $ 41,705    $30,601   $(2,547) $ 69,759
                                            =========================================

  Capitalized Costs and Costs Incurred Relating to Oil and Gas Producing Activities

     The Company's net investment in oil and gas properties at December 31, 1998 and 1997, was as follows:

                                                                  1998
                                         -----------------------------------------------------

(In thousands)                                U.S.    Argentina  Bolivia    Other      Total
                                         -----------------------------------------------------

Unproved properties not being amortized..  $ 14,906   $      -   $     -   $ 4,784  $   19,690
Proved properties being amortized........   932,334    314,997    67,675    34,218   1,349,224
                                         -----------------------------------------------------

       Total capitalized costs...........   947,240    314,997    67,675    39,002   1,368,914
Less accumulated depreciation,
       depletion and amortization........   410,355     69,166     6,126       110     485,757
                                         -----------------------------------------------------

       Net capitalized costs.............  $536,885   $245,831   $61,549   $38,892  $  883,157
                                         =====================================================


                                                            1997 (Restated)
                                         ---------------------------------------------------

(In thousands)                                U.S.     Argentina  Bolivia   Other    Total
                                         ---------------------------------------------------
Unproved properties not being amortized..   $  9,491   $      -   $     -   $477  $    9,968
Proved properties being amortized........    832,529    270,395    45,857      -   1,148,781
                                         ---------------------------------------------------

       Total capitalized costs...........    842,020    270,395    45,857    477   1,158,749
Less accumulated depreciation,
       depletion and amortization........    314,699     42,621     3,401      -     360,721
                                         ---------------------------------------------------

       Net capitalized costs.............   $527,321   $227,774   $42,456   $477  $  798,028
                                         ===================================================

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     The following sets forth certain information with respect to costs incurred (exclusive of general support facilities) in the Company's oil and gas activities during 1998, 1997 and 1996:

                                                        1998
                               -------------------------------------------------------

(In thousands)                      U.S.       Argentina  Bolivia    Other     Total
                               -----------   ---------- ---------  -------  ----------
Acquisitions:
       Undeveloped properties.    $  6,460       $     -   $     -   $ 4,301  $ 10,761
       Producing properties...      70,805             -         -    34,218   105,023
Exploratory...................      49,952         1,416    10,324     1,000    62,692
Development...................      50,753        43,176    13,949         6   107,884
                               -----------    ---------- ---------  -------- ---------
       Total costs incurred...    $177,970       $44,592   $24,273   $39,525  $286,360
                               ===========    ========== =========  ======== =========


                                                   1997 (Restated)
                               -------------------------------------------------------

(In thousands)................     U.S.       Argentina  Bolivia    Other     Total
                               -----------   ---------- ---------  -------  ----------
Acquisitions:
       Undeveloped properties.    $  7,138       $     -   $  560   $   75  $  7,773
       Producing properties...     133,548             -    6,201        -   139,749
Exploratory...................      16,463         3,971        -    2,983    23,417
Development...................      36,667        48,848    2,148       59    87,722
                               -----------    ---------- --------  -------  --------
       Total costs incurred...    $193,816       $52,819   $8,909   $3,117  $258,661
                               ===========    ========== ========  ======== ========



                                                   1996 (Restated)
                               -------------------------------------------------------

(In thousands)................     U.S.       Argentina  Bolivia    Other    Total
                               -----------   ---------- ---------  -------  ----------
Acquisitions:
       Undeveloped properties.   $  9,868       $ 2,080   $     -   $3,679  $ 15,627
       Producing properties...     50,480         3,754    37,048        -    91,282
Exploratory...................      6,502         1,383         -        -     7,885
Development...................     41,126        40,811         -        -    81,937
                               ----------    ---------- ---------  -------  --------

       Total costs incurred...   $107,976       $48,028   $37,048   $3,679  $196,731
                               ==========    ==========  ======== ========  ========

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

  Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

     Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The following is an analysis of the Company's proved oil and gas reserves located in the United States, Argentina and Ecuador as estimated by the independent petroleum consultants of Netherland, Sewell & Associates, Inc. and in Bolivia as estimated by the independent petroleum consultants of DeGolyer and MacNaughton.

                                                 U.S.             Argentina           Bolivia        Ecuador        Total
                                        -------------------  ------------------  -----------------  --------  ------------------
                                            Oil       Gas       Oil       Gas       Oil      Gas       Oil       Oil       Gas
                                          (MBbls)    (MMcf)   (MBbls)    (MMcf)   (MBbls)   (MMcf)   (MBbls)   (MBbls)    (MMcf)
                                        ---------  --------  ---------  -------  -----------------  --------  --------  --------
Proved reserves at December 31, 1995...    80,227   310,762   67,644           -       -         -         -   147,871   310,762
Revisions of previous estimates........    13,382    21,834   12,449           -       -         -         -    25,831    21,834
Extensions, discoveries and
 other additions.......................       458     5,445      308           -       -         -         -       766     5,445
Production.............................    (7,694)  (32,366)  (4,245)          -       -         -         -   (11,939)  (32,366)
Purchase of reserves-in-place..........     8,095    20,787    2,849           -   4,953    57,758         -    15,897    78,545
 reserves-in-place
Sales of reserves-in-place.............      (130)   (1,374)       -           -       -         -         -      (130)   (1,374)
                                        ---------  --------  -------    --------  ------  --------   -------  --------   -------
Proved reserves at December 31, 1996...    94,338   325,088   79,005           -   4,953    57,758         -   178,296   382,846
Revisions of previous estimates........    (9,693)  (18,045)   7,065           -     607    28,414         -    (2,021)   10,369
Extensions, discoveries and
 other additions.......................       345    29,451    1,211           -       -         -         -     1,556    29,451
Production.............................    (9,692)  (36,623)  (5,630)          -    (135)   (6,068)        -   (15,457)  (42,691)
Purchase of reserves-in-place..........    24,653    62,253        -           -     758   111,212         -    25,411   173,465

Sales of reserves-in-place.............       (17)   (1,277)       -           -       -         -         -       (17)   (1,277)
                                        ---------  --------  -------    --------  ------  --------   -------  --------   -------
Proved reserves at December 31, 1997...    99,934   360,847   81,651           -   6,183   191,316         -   187,768   552,163

Revisions of previous estimates........   (38,473)  (11,252)  (4,579)     12,024    (665)  101,624     2,546   (41,171)  102,396
Extensions, discoveries and
 other additions.......................       306    28,345    4,091           -   2,968   121,419         -     7,365   149,764
Production.............................    (9,912)  (42,176)  (6,322)          -    (122)   (5,062)      (78)  (16,434)  (47,238)
Purchase of reserves-in-place..........     5,452    53,027        -           -       -         -    21,577    27,029    53,027
Sales of reserves-in-place.............      (100)   (3,279)       -           -       -         -         -      (100)   (3,279)
                                        ---------  --------  -------    --------  ------  --------   -------  --------   -------
Proved reserves at December 31, 1998...    57,207   385,512   74,841      12,024   8,364   409,297    24,045   164,457   806,833
                                        =========  ========  =======    ========  ======  ========   =======   =======   =======

Proved developed reserves at:

       December 31, 1996...............    79,250   289,464   46,582           -   1,007    51,276         -   126,839   340,740
                                        =========  ========  =======    ========  ======  ========   =======   =======   =======

       December 31, 1997...............    79,494   316,306   47,806           -   1,502   140,124         -   128,802   456,430
                                        =========  ========  =======    ========  ======  ========   =======   =======   =======

       December 31, 1998...............    51,481   330,371   47,167      12,024   4,390   278,317     1,255   104,293   620,712
                                        =========  ========  =======    ========  ======  ========   =======   =======   =======

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

  Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

     The Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves ("Standardized Measure") is a disclosure requirement under SFAS No. 69. The Standardized Measure does not purport to present the fair market value of proved oil and gas reserves. This would require consideration of expected future economic and operating conditions which are not taken into account in calculating the Standardized Measure.

     Under the Standardized Measure, future cash inflows were estimated by applying year-end prices to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production, development and abandonment costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the Company's tax basis in the associated proved oil and gas properties. Tax credits and permanent differences were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10 percent annual discount rate to arrive at the Standardized Measure.

     Set forth below is the Standardized Measure relating to proved oil and gas reserves at December 31, 1998 and 1997:

                                                              1998
                                    -------------------------------------------------------

(In thousands)                           U.S.     Argentina  Bolivia   Ecuador     Total
                                    -------------------------------------------------------

Future cash inflows................   $1,314,729   $638,317  $439,241  $145,230  $2,537,517
Future production costs............      570,034    311,989    41,582    44,758     968,363
Future development and
   abandonment costs...............      129,903    125,204    48,613    49,087     352,807
                                    -------------------------------------------------------

Future net cash inflows before
   income tax expense..............      614,792    201,124   349,046    51,385   1,216,347
Future income tax expense..........       42,539          -   107,025     6,008     155,572
                                    -------------------------------------------------------

Future net cash flows..............      572,253    201,124   242,021    45,377   1,060,775
10 percent annual discount for
   estimated timing of cash flows..      188,044     74,049   130,825    19,635     412,553
                                    -------------------------------------------------------

Standardized Measure of discounted
   future net cash flows...........   $  384,209   $127,075  $111,196  $ 25,742  $  648,222
                                    =======================================================

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                                                                                1997
                                                          -----------------------------------------------

(In thousands)                                                 U.S.     Argentina    Bolivia     Total
                                                          -----------------------------------------------
Future cash inflows.......................................  $2,321,760  $1,138,154   $357,767  $3,817,681
Future production costs...................................   1,005,407     448,262     32,321   1,485,990
Future development and abandonment costs..................     177,792     150,544     27,985     356,321
                                                          -----------------------------------------------

Future net cash inflows before income tax expense.........   1,138,561     539,348    297,461   1,975,370
Future income tax expense.................................     281,019      99,588     97,739     478,346
                                                          -----------------------------------------------

Future net cash flows.....................................     857,542     439,760    199,722   1,497,024
10 percent annual discount for
  estimated timing of cash flows..........................     253,026     142,735     84,618     480,379
                                                          -----------------------------------------------

Standardized Measure of discounted future net cash flows..  $  604,516  $  297,025   $115,104  $1,016,645
                                                          ===============================================

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

   The following is an analysis of the changes in the Standardized Measure during 1998, 1997 and 1996:

(In thousands)                                              1998         1997        1996
                                                       -------------------------------------

Standardized Measure - beginning of year...............  $1,016,645   $1,392,841  $  736,546
Increases (decreases) -
   Sales, net of production costs......................    (145,709)    (240,767)   (166,452)
   Net change in sales price, net of production costs..    (505,314)    (824,264)    644,367
   Discoveries and extensions, net of related
   future development and production costs.............      98,521       56,334      20,085
   Changes in estimated future development costs.......     (17,025)     (89,637)    (69,433)
   Development costs incurred..........................      98,434       77,127      77,174
   Revisions of previous quantity estimates............    (124,097)       3,508     251,736
   Accretion of discount...............................     122,256      180,714      88,411
   Net change in income taxes..........................     150,582      215,131    (248,427)
   Purchase of reserves-in-place.......................     110,389      240,658     149,900
   Sales of reserves-in-place..........................      (1,493)      (2,518)     (1,859)
   Timing of production of reserves and other..........    (154,967)       7,518     (89,207)
                                                       -------------------------------------

Standardized Measure - end of year.....................  $  648,222   $1,016,645  $1,392,841
                                                       =====================================

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

  3.2 Restated By-laws of the Company (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-35289 (the "S-1 Registration Statement").

  4.1 Form of stock certificate for Common Stock, par value $.005 per share (Filed as Exhibit 4.1 to the S-1 Registration Statement).

  4.2 Indenture dated as of December 20, 1995, between The Chase Manhattan Bank (formerly Chemical Bank), as Trustee, and the Company (Filed as
         Exhibit 99.1 to the Company's report on Form 8-K filed January 16,
         1996).

  4.3 Indenture dated as of February 5, 1997, between The Chase Manhattan Bank, as Trustee, and the Company (Filed as Exhibit 4.3 to the Company's report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997).

  4.4 Indenture dated as of January 26, 1999, between The Chase Manhattan Bank, as Trustee, and the Company.

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

  10.8* Amendment No. 4 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 11, 1998 (Filed as Exhibit A to the Company's Proxy Statement for annual meeting of stockholders dated March 31, 1998).

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

  10.12* Form of Non-Qualified Stock Option Agreement under the Vintage
         Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 10.20 to the 1992 Form 10-K).

  10.13 Amended and Restated Credit Agreement dated as of October 21, 1998, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, Nations Bank, N.A., as syndication agent, and Societe Generale Southwest Agency, as documentation agent (Filed as Exhibit 10 the Company's Report on Form 10-Q for the quarter ended September 30, 1998, filed November 13, 1998).

  10.14 First Amendment to the Amended and Restated Credit Agreement dated as of December 10, 1998, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, Nations Bank, N.A., as syndication agent, and Societe Generale Southwest Agency, as documentation agent.

  21.    Subsidiaries of the Company.

  23.1   Consent of Arthur Andersen LLP.

  23.2   Consent of Netherland, Sewell & Associates, Inc.

  23.3   Consent of DeGolyer and MacNaughton.

  27.    Financial Data Schedule.
  ____________________
  *  Management contract or compensatory plan or arrangement.