Form 10-Q
period 1999-03-31
VINTAGE PETROLEUM INC
filed 1999-05-11
CIK 809428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

                                      OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

Commission file number  1-10578
                       ---------

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

Yes  X      No ___
    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at May 7, 1999
-----------------------------                   --------------------------
Common Stock, $.005 Par Value                            53,107,066

                                    PART I



                             FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                         (IN THOUSANDS, EXCEPT SHARES
                            AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                    ASSETS
                                    ------

                                                                      March 31,            December 31,
                                                                         1999                  1998
                                                                     -----------           ------------
CURRENT ASSETS:
   Cash and cash equivalents                                         $     7,221           $      5,245
   Accounts receivable -
     Oil and gas sales                                                    45,970                 54,680
     Joint operations                                                      3,164                  5,905
   Prepaids and other current assets                                      21,530                 18,312
                                                                     -----------           ------------

        Total current assets                                              77,885                 84,142
                                                                     -----------           ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, successful efforts method                   1,381,317              1,368,914
   Oil and gas gathering systems                                          15,411                 14,774
   Other                                                                  16,504                 16,276
                                                                     -----------           ------------

                                                                       1,413,232              1,399,964

   Less accumulated depreciation, depletion and amortization             533,395                501,722
                                                                     -----------           ------------

                                                                         879,837                898,242
                                                                     -----------           ------------

DEFERRED INCOME TAXES                                                     13,017                  2,505
                                                                     -----------           ------------

OTHER ASSETS, net                                                         31,751                 29,286
                                                                     -----------           ------------

   TOTAL ASSETS                                                      $ 1,002,490           $  1,014,175
                                                                     ===========           ============


           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                                                               March 31,            December 31,
                                                                                  1999                  1998
                                                                              -----------           ------------
CURRENT LIABILITIES:
  Revenue payable                                                             $    13,552           $     17,382
  Accounts payable - trade                                                         15,933                 24,812
  Other payables and accrued liabilities                                           32,056                 24,731
                                                                              -----------           ------------

    Total current liabilities                                                      61,541                 66,925
                                                                              -----------           ------------

LONG-TERM DEBT                                                                    684,635                672,507
                                                                              -----------           ------------

OTHER LONG-TERM LIABILITIES                                                           477                    785
                                                                              -----------           ------------

STOCKHOLDERS' EQUITY per accompanying statement:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
    zero shares issued and outstanding                                                  -                      -
  Common stock, $.005 par, 80,000,000 shares authorized,
    53,107,066 shares issued and outstanding                                          266                    266
  Capital in excess of par value                                                  230,736                230,736
  Retained earnings                                                                24,835                 42,956
                                                                              -----------           ------------

                                                                                  255,837                273,958
                                                                              -----------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 1,002,490           $  1,014,175
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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                    Three Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                 1999                1998
                                                              ----------          ----------
                                                                                  (Restated)
REVENUES:
  Oil and gas sales                                           $   53,494          $   72,647
  Gas marketing                                                   10,318              14,255
  Oil and gas gathering                                            1,580               2,679
  Other income                                                       612                 413
                                                              ----------          ----------

                                                                  66,004              89,994
                                                              ----------          ----------

COSTS AND EXPENSES:
  Lease operating, including production taxes                     23,847              32,180
  Exploratory expenses                                             5,887               1,998
  Gas marketing                                                    9,794              13,601
  Oil and gas gathering                                            1,194               2,253
  General and administrative                                       7,933               7,083
  Depreciation, depletion and amortization                        32,205              26,867
  Interest                                                        14,560               9,291
                                                              ----------          ----------

                                                                  95,420              93,273
                                                              ----------          ----------

       Loss before income taxes                                  (29,416)             (3,279)

PROVISION (BENEFIT) FOR INCOME TAXES:
  Current                                                             28                (442)
  Deferred                                                       (11,323)             (1,255)
                                                              ----------          ----------

NET LOSS                                                      $  (18,121)         $   (1,582)
                                                              ==========          ==========

LOSS PER SHARE:
  Basic                                                       $     (.34)         $     (.03)
                                                              ==========          ==========
  Diluted                                                     $     (.34)         $     (.03)
                                                              ==========          ==========

Weighted average common shares outstanding:
  Basic                                                           53,107              51,608
                                                              ==========          ==========
  Diluted                                                         53,107              51,608
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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                   -----------------------------------------
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                         Capital
                                                                        In Excess
                                                  Common Stock            of Par        Retained
                                            -------------------------
                                               Shares       Amount        Value         Earnings        Total
                                            -----------  ------------  -----------     ----------     ---------
Balance at December 31, 1998                    53,107   $        266   $  230,736     $   42,956     $ 273,958

Net loss                                             -              -            -        (18,121)      (18,121)
                                            -----------  ------------  -----------     ----------     ---------

Balance at March 31, 1999                       53,107   $        266  $   230,736     $   24,835     $ 255,837
                                            ===========  ============  ===========     ==========     =========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                      --------------------------
                                                                                         1999           1998
                                                                                      ----------      ----------
                                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $  (18,121)     $   (1,582)
     Adjustments to reconcile net loss
         to cash provided by operating activities -

         Depreciation, depletion and amortization                                         32,205          26,867
         Exploratory expenses                                                              5,887           1,998
         Benefit for deferred income taxes                                               (11,323)         (1,255)
                                                                                      ----------      ----------
                                                                                           8,648          26,028

     Decrease in receivables                                                              11,451           9,094
     Decrease in payables and accrued liabilities                                         (1,874)         (2,534)
     Other                                                                                (3,283)         (3,625)
                                                                                      ----------      ----------
          Cash provided by operating activities                                           14,942          28,963
                                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment -
         Oil and gas properties                                                          (18,646)        (46,919)
         Other property and equipment                                                       (865)         (2,064)
     Proceeds from sales of oil and gas properties                                            63               -
     Other                                                                                 1,082            (962)
                                                                                      ----------      ----------
          Cash used in investing activities                                              (18,366)        (49,945)
                                                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                                      -              70
     Sale of 9 3/4% Senior Subordinated Notes                                            146,000               -
     Advances on revolving credit facility and other borrowings                            9,624          22,472
     Payments on revolving credit facility and other borrowings                         (148,896)         (4,494)
     Dividends paid                                                                       (1,328)         (1,031)
                                                                                      ----------      ----------
          Cash provided by financing activities                                            5,400          17,017
                                                                                      ----------      ----------

Net increase (decrease) in cash and cash equivalents                                       1,976          (3,965)

Cash and cash equivalents, beginning of period                                             5,245           5,797
                                                                                      ----------      ----------

Cash and cash equivalents, end of period                                              $    7,221      $    1,832
                                                                                      ==========      ==========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                            MARCH 31, 1999 AND 1998

1.   GENERAL

     The accompanying financial statements are unaudited. The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. In addition, the Company's interests in various joint ventures have been proportionately consolidated, whereby the Company's proportionate share of each joint venture's assets, liabilities, revenues and expenses is included in the appropriate accounts in the consolidated financial statements. Management believes that all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements and notes should be read in conjunction with the 1998 audited financial statements and related notes.

2.   SIGNIFICANT ACCOUNTING POLICIES

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

     As a result of this change in accounting, all previously reported financial statements have been retroactively restated to give effect to this change in accounting method. The change in accounting method decreased the Company's net loss for the three months ended March 31, 1998, by $5.0 million ($0.10 per diluted share).

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

     The Company reviews its proved oil and gas properties for impairment on a field basis. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from production of total proved oil and gas reserves over the economic life of the reserves, based on the Company's expectations of future oil and gas prices and costs. No impairment provision was required for the first three months of 1999 or 1998. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions.

     Statements of Cash Flows

     Cash payments for interest totaled $10,733,050 and $7,364,411 for the three months ended March 31, 1999 and 1998, respectively. Cash payments for U.S. Federal and state income taxes were $500 during the three months ended March 31, 1998. There were no cash payments made for U.S. income taxes in the first three months of 1999. During the three months ended March 31, 1999, the Company made cash payments of $28,366 for foreign income taxes. There were no cash payments made for foreign income taxes during the three months ended March 31, 1998.

     Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), establishing new standards for computing and presenting earnings per share. The provisions of SFAS No. 128 are effective for earnings per share calculations for periods ending after December 15, 1997. The Company adopted SFAS No. 128 effective December 31, 1997, and all earnings per share amounts disclosed herein have been calculated under the provisions of SFAS No. 128. Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For the three months ended March 31, 1999 and 1998, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss per share were the same. Had the Company been in a net income position for the three months ended March 31, 1999 or 1998, the Company's diluted weighted average outstanding common shares as calculated under SFAS No. 128 would have been 55,694,353 and 52,924,073, respectively. In addition, for the three months ended March 31, 1999 and 1998, the Company had outstanding stock options for 3,531,322 and 750,000 additional shares of the Company's common stock, respectively, which were antidilutive.

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

     Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishing standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 defines comprehensive income as the total of net income and all other non-owner changes in equity. During the three month periods ended March 31, 1999 and 1998, the Company had no non-owner changes in equity other than net losses.

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

3.   CAPITAL STOCK

     On March 17, 1999, the Company's Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of its common stock which was made on April 5, 1999, to stockholders of record on that date. The Rights will expire on April 5, 2009.

     The Rights will be exercisable only if a person or group acquires 15 percent or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. Each Right will entitle stockholders to buy one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $60. If the Company is acquired in a merger or other business combination transaction after a person has acquired 15 percent or more of the Company's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 15 percent or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice such price. Prior to the acquisition by a person or group of beneficial ownership of 15 percent or more of the Company's common stock, the Rights are redeemable for one cent per Right at the option of the Company's Board of Directors.

4.   SEGMENT INFORMATION

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

     Operations in the gathering and gas marketing industries are in the United States. The Company operates in the oil and gas exploration and production industry in the United States, South America and in Yemen beginning in 1998. Summarized financial information for the Company's reportable segments for the first three months of 1999 and 1998 is shown in the following table:

                                           Exploration and Production
                                        ----------------------------------
                                                                  Other                   Gas
                                           U.S.     Argentina    Foreign   Gathering   Marketing   Corporate     Total
                                        ----------  ----------  ---------  ----------  ----------  ----------  ----------
1999 - 1st Quarter
------------------------------------
Revenues from external customers ...       $38,100     $14,657     $1,185      $1,580     $10,317        $165     $66,004
Intersegment revenues ..............             -           -          -         306         524           -         830
Depreciation, depletion and
      amortization expense .........        23,737       6,958        660         275           -         575      32,205
Operating income (loss) ............        (5,709)      2,650     (4,113)        111         524        (386)     (6,923)
Total assets .......................       545,795     249,868    114,828       7,268       7,158      77,573   1,002,490
Capital investments ................         5,168         539     12,941         637           -         228      19,513
Long-lived assets ..................       521,257     240,944    108,870       4,712           -       4,054     879,837

1998 - 1st Quarter
------------------------------------
Revenues from external customers ...       $52,603     $18,733     $1,484      $2,679     $14,255        $240     $89,994
Intersegment revenues ..............             -           -          -         235         654           -         889
Depreciation, depletion and
      amortization expense .........        18,789       6,315        803         558           -         402      26,867
Operating income (loss) ............         6,818       5,842         75        (131)        654        (163)     13,095
Total assets .......................       567,431     242,131     51,614       7,855      11,995      42,802     923,828
Capital investments ................        28,342      13,010      5,576         913           -         879      48,720
Long-lived assets ..................       535,250     234,454     48,034       4,544           -       5,285     827,567

     Intersegment sales are priced in accordance with terms of existing contracts and current market conditions. Capital investments include expensed exploratory costs. Corporate general and administrative costs and interest costs are not allocated to segments.

5.   COMMITMENTS

     Subsequent to March 31, 1999, the Company entered into a new lease agreement for its corporate headquarters. The future minimum commitments under all of the Company's long-term non-cancellable leases for office space, including this new agreement, for the remaining nine months of 1999 and the calendar years of 2000 through 2004 are $1.1 million, $1.4 million, $1.3 million, $1.4 million, $1.4 million and $1.5 million, respectively, with $3.7 million remaining in years thereafter.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

RESULTS OF OPERATIONS

     The Company's results of operations have been significantly affected by its success in acquiring oil and gas properties and its ability to maintain or increase production through its exploitation and exploration activities. Fluctuations in oil and gas prices have also significantly affected the Company's results. The following table reflects the Company's oil and gas production and its average oil and gas sales prices for the periods presented:

                                                     Three Months Ended
                                                         March 31,
                                                     -------------------
                                                       1999       1998
                                                     --------    -------
          Production:
               Oil (MBbls) -
                  U.S. (1)........................     2,105      2,474
                  Argentina.......................     1,551      1,538
                  Ecuador.........................       118          -
                  Bolivia.........................        13         35
                  Total...........................     3,787      4,047

               Gas (MMcf) -
                  U.S.............................    10,131     10,180
                  Bolivia (2).....................       683      1,388
                  Argentina.......................        70          -
                  Total...........................    10,884     11,568

           Total MBOE.............................     5,601      5,975

          Average sales prices:
               Oil (per Bbl) -
                  U.S.............................   $ 10.07    $ 12.89
                  Argentina.......................      9.41      12.18
                  Ecuador.........................      6.10          -
                  Bolivia.........................      8.60       8.91
                  Total...........................      9.67      12.59

               Gas (per Mcf) -
                  U.S. (3)........................   $  1.62    $  2.02
                  Bolivia.........................       .51        .84
                  Argentina.......................       .97          -
                  Total (3).......................      1.55       1.88

(1) During the three months ended March 31, 1999, the Company elected to shut-in approximately 335 MBbls of oil production due to historically low oil prices. During the three months ended March 31, 1998, the Company's production was reduced by 113 MBbls of oil due to severe weather in California.

(2) During the three months ended March 31, 1999, the Company's Bolivian gas production was significantly curtailed due to decreased demand in the Argentina market for Bolivian gas.

(3) The Company's overall and U.S. average gas prices were reduced by six cents and seven cents, respectively, as the result of certain natural gas basis swaps in place during the first quarter of 1999. No natural gas basis swaps were in place during the same period of 1998.

     Average U.S. oil prices received by the Company fluctuate generally with changes in the West Texas Intermediate ("WTI") posted prices for oil. The Company's Argentina oil production is sold at WTI spot prices less a specified differential. The Company experienced a 23 percent decrease in its average oil price in the first quarter of 1999 compared to the first quarter of 1998. The Company realized an average oil price for the first quarter of 1999 which was approximately 93 percent of WTI posted prices compared to a realization of 92 percent of WTI posted prices for the year earlier quarter. The Company's average realized oil price declined to 74 percent of the NYMEX reference price ("NYMEX") in the first quarter of 1999 compared to 79 percent of NYMEX in the year earlier.

     Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. During the majority of the first quarter of 1999, these fuel oil indexes were depressed in conjunction with the low oil price environment. The Company's average gas price for the first three months of 1999 was 18 percent lower than 1998's first three months.

     The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company had no hedging agreements in place covering 1998 oil or gas production. The Company has various natural gas basis swaps in place for the last nine months of 1999 covering a total of 82,000 MMBtu of gas per day plus an additional 3,000 MMBtu per day for the period of April through October 1999. The natural gas basis swaps were used to reduce the Company's exposure to increases in the basis differential between the NYMEX reference price and the Company's industry delivery point indexes under which the gas is sold. During the first quarter of 1999, the Company's overall and U.S. average gas prices were reduced by six cents and seven cents, respectively, as a result of these swaps. In the second quarter of 1999, the Company entered into contracts hedging 20,000 barrels of oil per day for the 1999 months of May, June and July at an average NYMEX reference price of $18.07 per barrel.

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on first quarter 1999 oil production, a change in the average oil price realized by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $2.4 million and $3.7 million, respectively. A 10 cent per Mcf change in the average price realized by the Company for gas would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $0.6 million and $1.1 million, respectively, based on first quarter 1999 gas production.

PERIOD TO PERIOD COMPARISON

PERIOD ENDED MARCH 31, 1999, COMPARED TO PERIOD ENDED MARCH 31, 1998

     The Company reported a net loss of $18.1 million for the quarter ended March 31, 1999, compared to a restated net loss of $1.6 million for the year-earlier quarter. The increase in the Company's net loss is primarily due to the significant decreases in commodity prices which reduced oil and gas revenues and increased the Company's overall average DD&A rate and an increase in interest expense as a result of significantly higher outstanding debt quarter to quarter. The Company reduced its lease operating costs for the 1999 first quarter by shutting-in a number of properties as a result of the historically low oil prices. This action was largely responsible for the six percent decrease in oil production quarter to quarter.

     Oil and gas sales decreased $19.1 million (26 percent), to $53.5 million for the first quarter of 1999 from $72.6 for the first quarter of 1998. A 23 percent decrease in average oil prices, accompanied by a six percent decrease in oil production, accounted for a decrease of $14.5 million. A 18 percent decrease in average gas prices, coupled with a six percent decrease in gas production, accounted for an additional $4.6 million decrease in oil and gas sales for the 1999 first quarter as compared to the year earlier first quarter. The six percent decrease in oil production is primarily as a result of shutting-in certain domestic properties as a result of the historically low oil prices. The six percent decrease in gas production primarily related to the natural production declines in the Company's Galveston Bay properties and the curtailment of Bolivian production being delivered to Argentina.

     Lease operating expenses, including production taxes, decreased $8.4 million (26 percent), to $23.8 million for the first quarter of 1999 from $32.2 million for the first quarter of 1998. The decrease in lease operating expenses is due primarily to operating cost reductions resulting from the shutting-in of certain oil properties as a result of historically low oil prices, the rebidding of operating services and supplies and the restructuring of certain field operations. The first quarter of 1998 included lease operating costs of approximately $1.0 million relating to the storm damage clean up and repairs required as a result of severe weather in California; no similar charges were incurred in 1999. As a result of the Company's cost reduction efforts, lease operating expenses per equivalent barrel produced decreased 16 percent to $4.26 in the first quarter of 1999 from $5.09 ($5.39 including the impact of severe weather in California) for the same period in 1998.

     Exploration costs increased $3.9 million (195 percent), to $5.9 million for the first three months of 1999 from $2.0 million for same period of 1998. During the first quarter of 1999, the Company's exploration costs included $4.3 million for the acquisition of 3-D seismic data primarily in Yemen, $0.8 million for unsuccessful exploratory drilling, $0.4 million for lease impairments and $0.4 million in other geological and geophysical costs. The Company's 1998 first quarter exploration costs consisted primarily of $1.7 million in 3-D seismic acquisition costs and $0.3 million in unsuccessful exploratory drilling and other geological and geophysical costs.

     General and administrative expenses increased $0.8 million (11 percent), to $7.9 million for the first quarter of 1999 from $7.1 million for the first quarter of 1998, due primarily to the addition of costs associated with the acquisition of the Company's Ecuadorian subsidiary, Elf Hydrocarbures Equateur ("Elf Ecuador"), from Elf Aquitaine in November 1998 and the establishment of an office in Yemen in mid-1998 to support the exploration efforts begun there in late 1997. General and administrative expenses per equivalent barrel produced increased to $1.42 from $1.19 in the year earlier quarter as a result of the 11 percent increase in costs combined with the six percent decrease in equivalent barrel production.

     Depreciation, depletion and amortization increased $5.3 million (20 percent), to $32.2 million for the first quarter of 1999 from $26.9 million for the first quarter of 1998, due primarily to the 29 percent increase in the average amortization rate per equivalent barrel of the Company's oil and gas properties from $4.34 in the first quarter of 1998 to $5.60 in 1999. This increase is primarily as a result of the dramatic impact historically low oil and gas prices at year-end 1998 had on the Company's proved oil and gas reserves used to calculate its first quarter DD&A. This increase was partially offset by the six percent decrease in the Company's oil and gas production for the first quarter of 1999.

     Interest expense increased $5.3 million (57 percent), to $14.6 million for the first quarter of 1999 from $9.3 million for the first quarter of 1998, due primarily to a 48 percent increase in the Company's total average outstanding debt as a result of the Company's 1998 total capital spending, including acquisitions, in excess of 1998's cash flow. The Company's overall average interest rate was 7.84% in the first quarter of 1999 as compared to 7.83% in the first quarter of 1998. The Company had $8.8 million and $5.3 million of accrued interest payable at March 31, 1999, and December 31, 1998, respectively, included in other payables and accrued liabilities.

CAPITAL EXPENDITURES

     As a result of the significant decline in the Company's cash flow from operations resulting from the recent historically low oil and gas prices, the Company has elected to significantly reduce its capital spending program for 1999 to approximately $56 million. During the first quarter of 1999, the Company's domestic oil and gas capital expenditures totaled $5.8 million. Exploratory activities accounted for $3.0 million of these expenditures with exploitation activities contributing another $2.8 million. During the first quarter of 1999, the Company's international oil and gas capital expenditures totaled $13.5 million, including $8.7 million and $4.0 million in Bolivia and Yemen, respectively, primarily on exploratory drilling in Bolivia and seismic activity in Yemen.

     The Company committed to perform 17,728 work units related to its concession rights in the Naranjillos field in Santa Cruz Province, Bolivia awarded in late 1997. The total work unit commitment was guaranteed by the Company through an $88.6 million letter of credit; however, the Company anticipated that it would fulfill this three-year work unit commitment through approximately $50 to $60 million of various seismic and drilling capital expenditures. During 1998, the Company spent approximately $7.6 million in the fulfillment of the work unit commitment through the acquisition of seismic data and the drilling of one well. Of the $24 million (7,500 work units) budgeted by the Company to be spent in 1999 related to the fulfillment of its Naranjillos field commitment, approximately $7.3 million was spent during the first quarter primarily on exploratory drilling activities. Through March 1999, the Company had completed 3,748 work units of the 17,728 work unit commitment.

     The Company is also committed to spend approximately $11 million in the Republic of Yemen over a two and one-half year period which began in July 1998. The expenditures will include the acquisition and interpretation of 150 square kilometers of seismic and the drilling of three exploration wells. At the end of the first two and one-half years, the Company has the option to extend the work program for a second two and one-half year period with similar work and capital commitments required. During 1998, approximately $0.6 million of the $11 million commitment was spent. Of the approximately $5 million budgeted to be spent in 1999 for the acquisition of 3-D seismic data in Yemen, the Company spent approximately $4 million in the first quarter of 1999.

     Except for the commitments discussed above, the timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally generated cash flow, coupled with advances under its revolving credit facility, to fund capital expenditures other than significant acquisitions. Because the timing of most of the Company's capital expenditures is discretionary, should oil and gas prices sustain the improvements seen in late March and in April 1999, its 1999 capital expenditure program may be adjusted upward. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "--Liquidity"), however, no assurance can be given that sufficient funds will be available to fund the Company's desired acquisitions.

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

     In the past, the Company has accessed the public markets to finance significant acquisitions and provide liquidity for its future activities. Prior to 1999, the Company completed four public equity offerings, as well as two public debt offerings, which provided the Company with aggregate net proceeds of approximately $415 million.

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

     The Company's unsecured revolving credit facility under the Amended and Restated Credit Agreement dated October 21, 1998, as amended (the "Credit Agreement"), establishes a borrowing base (currently $482.5 million) determined by the banks' evaluation of the Company's oil and gas reserves. As a result of the banks' semi-annual borrowing base review, the Company's Agent bank has recommended the remaining lenders approve a new borrowing base of $400 million to be effective May 14, 1999; however, no assurance can be given that the banks' will approve this new borrowing base.

     Outstanding advances under the Credit Agreement bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. As of May 7, 1999, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances, which resulted in an average interest rate of approximately 6.0 percent per annum. In addition, the Company must pay a commitment fee ranging from 0.25 to
0.375 percent per annum on the unused portion of the banks' commitment.

     On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's oil and gas reserves. If the sum of outstanding senior debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding under the Credit Agreement at September 11, 2001, will be payable in eight equal consecutive quarterly installments commencing December 1, 2001, with maturity at September 11, 2003.

     The unused portion of the Credit Agreement was approximately $183 million at May 7, 1999. If the $400 million borrowing base is approved, the Company anticipates that the unused portion of its revolving credit facility would be approximately $100 million. The unused portion of the Credit Agreement and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased.

     The Company's internally generated cash flow, results of operations and financing for its operations are dependent on oil and gas prices. For the first quarter of 1999, approximately 68 percent of the Company's production was oil. Realized oil prices for the quarter decreased by 23 percent as compared to the year-ago quarter. As a result, the Company's 1999 first quarter earnings and cash flows have been materially reduced compared to 1998's first quarter. Although the Company has seen improvements in its commodity prices in recent weeks, should these improvements not be sustained, its earnings and cash flow from operations will be adversely impacted. The Company believes that its cash flows and unused availability under the Credit Agreement are sufficient to fund its planned capital expenditures for the foreseeable future. However, lower oil and gas prices may cause the Company to not be in compliance with maintenance covenants under its Credit Agreement and may negatively affect its credit statistics and coverage ratios and thereby affect its liquidity.

INFLATION

     In recent years, U.S. inflation has not had a significant impact on the Company's operations or financial condition.

INCOME TAXES

     The Company incurred a current provision for income taxes of approximately $28,000 for the first quarter of 1999 and realized a current benefit of approximately $442,000 for the same period of 1998. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries as it is the Company's intention, generally, to reinvest such earnings permanently.

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

     As a result of the significant decline in oil prices in 1998, primarily in the fourth quarter, the Company believed that $16.2 million of Argentina NOL carryforwards would expire in 1999 unutilized and therefore recorded a valuation allowance against its Argentina deferred tax asset of approximately $5.7 million in the fourth quarter of 1998 related to these carryforwards. Product prices recovered substantially in March and April subsequent to the March OPEC meeting. Should prices continue to improve during the remainder of 1999, it could be possible for the Company to utilize a portion of or all of the NOL's expiring in 1999 and thereby require a reversal of the valuation allowance established in 1998. The impact of this reversal would be to reduce the Company's deferred tax provision in the quarter in which any reversal is made. However, no such reversal was made during the first quarter of 1999 due to current projections of taxable income and NOL.

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

     The Company has formed a Year 2000 ("Y2K") Project team, which is chaired by its Manager of Information Services. The team includes corporate staff and representatives from the Company's business units. The phases of identification, assessment, remediation and testing make up the Y2K directive.

     The following is the Company's targeted Non-IT and IT compliance time line:

                                                                Completion
                                                                   Date
                                                              ----------------
             NON-IT SYSTEMS AND EQUIPMENT:
                    Identification Phase...............             Completed
                    Compliance.........................           August 1999

             IT SYSTEMS AND EQUIPMENT:
                    Identification Phase...............             Completed
                    Compliance.........................           August 1999

     The identification phase reported minimal non-compliance within the domestic Non-IT technology and devices. Of the 1,800 components inventoried, only 157 devices were non-compliant. With the strategy and planning phase for domestic equipment upgrades or replacement complete, the Company has begun renovation and testing, with priority placed on plants and units housing the greater number of non-compliant equipment. Of the 179 components inventoried in its international operations, 54 devices were categorized as non-compliant. The strategy and planning phase has begun to renovate and test the equipment.

     The Company has inventoried its IT equipment and systems and is currently undertaking the appropriate corrective action. Critical domestic accounting equipment and software were replaced or upgraded in mid-1998. The international accounting systems are in various stages of completion with all systems scheduled to be compliant by August 1999.

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

     The Cost to Address Y2K Issues. The Company believes that the cost of the Y2K Project will not exceed $4.0 million, excluding costs of Company employees working on the Y2K Project. Costs incurred for the purchase of new software and hardware are being capitalized and all other costs are being expensed as incurred. To date, the Company has incurred Y2K Project costs of approximately $1.0 million. The expenditures relate primarily to the upgrading and replacement of existing software and hardware and the use of contract service consultants.

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

Forward-Looking Statements

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-Q, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future capital expenditures (including the amount and nature thereof), the drilling of wells, reserve estimates, future production of oil and gas, future cash flows, future reserve activity and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, such statement are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's operations are exposed to market risks primarily as a result of changes in commodity prices, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Commodity Price Risk

     The Company produces, purchases and sells crude oil, natural gas, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company has various natural gas basis swaps in place for the last nine months of 1999 covering a total of 82,000 MMBtu of gas per day plus an additional 3,000 MMBtu per day for the period of April through October 1999. These natural gas basis swaps were used to reduce the Company's exposure to increases in the basis differential between the NYMEX reference price and the Company's industry delivery point indexes under which the gas is sold.

     In the second quarter of 1999, the Company entered into contracts hedging 20,000 barrels of oil per day for the 1999 months of May, June and July at an average NYMEX reference price of $18.07 per barrel.

     Interest Rate Risk

     The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR based borrowings from its commercial banks. To reduce the impact of fluctuations in interest rates the Company maintains a portion of its total debt portfolio in fixed rate debt. At March 31, 1999, the amount of the Company's fixed rate debt was approximately 58 percent of total debt. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

     The following table provides information about the Company's long-term debt cash flows and weighted average interest rates by expected maturity dates:

                                                                                                                 FAIR VALUE
                                                                                         THERE-                      AT
                                1999      2000        2001        2002         2003        AFTER       TOTAL       3/31/99
                              --------  --------   ----------  ----------  -----------  ----------  -----------  -----------
LONG-TERM DEBT:
Fixed rate (in thousands)....      -         -            -           -            -    $399,035     $399,035     $400,000
Average interest rate........      -         -            -           -            -        8.9%         8.9%            -
Variable rate (in thousands).      -         -      $35,700    $142,800     $107,100           -     $285,600     $285,600
Average interest rate........      -         -          (a)         (a)          (a)           -          (a)          (a)

(a) LIBOR plus an increment, based on the level of outstanding senior debt to the borrowing base, up to a maximum increment of 1.5 percent. The increment above LIBOR at March 31, 1999, was 1 percent.

     Foreign Currency and Operations Risk

     International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. The Company has international operations in Argentina, Bolivia, Ecuador and Yemen. For the first quarter of 1999, the Company's operations in Argentina accounted for approximately 22 percent of the Company's revenues and 25 percent of its total assets. The Company's operations in Argentina produced a net operating profit of approximately $2,650,000 compared to an overall Company net loss of $6,923,000 for the first three months of 1999. For the first quarter of 1998, the Company's operations in Argentina accounted for approximately 21 percent of the Company's revenues, 45 percent of the Company's operating income and 26 percent of its total assets. During such periods, the Company's operations in Argentina represented its only foreign operations accounting for more than 10 percent of its revenues, operating income or total assets. The Company continues to identify and evaluate international opportunities but currently has no binding agreements or commitments to make any material international investment. As a result of such significant foreign operations, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in these foreign countries.

     The Company believes Argentina offers a relatively stable political environment and does not anticipate any significant change in the near future. The current democratic form of government has been in place since 1983 and, since 1989, has pursued a steady process of privatization, deregulation and economic stabilization and reforms involving the reduction of inflation and public spending. Argentina's 12-month trailing inflation rate measure by the Argentine Consumer Price Index declined from 200.7 percent as of June 1991 to a negative 6.27 percent (-6.27%) as of March 1999.

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

     On February 1, 1987, a new currency, the Boliviano ("Bs"), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house, the Bolsin, which is under the supervision of the Bolivian Central Bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at March 31, 1999, was US$1:Bs
5.73. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

     Prior to the Company's acquisition of Elf Ecuador in November 1998, its previous operations in Ecuador were through a farm-in exploration joint venture with two other companies in Block 19. Since 1992, the Government has generally sought to reduce its participation in the economy and has implemented certain macroeconomic reforms which were designed to reduce inflation. The Company believes the current Government has a favorable attitude toward foreign investment and has strong international relationships with the U.S.

     The economy of Ecuador has been uneven in recent years and has recently reached a crisis level, due in large part to decreases in oil prices and damage from El Nino floods. Due to the current economic crisis, the sucre (Ecuador's monetary unit) has lost approximately 48 percent of its value so far this year and inflation has reached nearly 55 percent. President Jamil Mahaud announced March 11, 1999, the freezing of Ecuadorian bank accounts for one year. This restriction in liquidity has resulted in the improvement in the exchange rate between sucres and U.S. dollars from 12,675:1 on March 5, 1999, to 9,080:1 on April 22, 1999. Earlier this year the income tax was replaced by a one percent tax on all financial transactions. The purpose of the reform is to reduce tax evasion and increase tax collection by the Government, without increasing the tax burden on taxpayers. On April 22, 1999, Congress reinstated the income tax, but kept the one percent tax on transactions as a alternative minimum tax for 1999. Although the Company believes any currency risk associated with its operations in Ecuador would not have a material impact on its financial position or results of operations, it has policies in place that will reduce its exposure to currency risk in Ecuador. These policies include the maintenance of all excess funds in a U.S. dollar account located in the U.S., the payment of operating expenses in local currency and the conversion of local currency denominated receipts into U.S. dollars.

                                    PART II



                               OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          For information regarding legal proceedings, see the Company's Form 10-K for the year ended December 31, 1998.

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)   Exhibits
               The following documents are included as exhibits to this Form 10-
               Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

               3. Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-4 (No. 333-77619)).

               4.1. Indenture dated as of January 26, 1999, between The Chase
                    Manhattan Bank, as Trustee, and the Company (filed as
                    Exhibit 4.4 to the Company's report on Form 10-K for the year ended December 31, 1998).

               4.2 Rights Agreement, dated March 16, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated March 22, 1999).

               27.  Financial Data Schedule.

          b)   Reports on Form 8-K

               Form 8-K was filed February 26, 1999, to report under Item 5 the Company's financial and operating results for the 1998 fiscal year and the 1998 fourth quarter.

               Form 8-K was filed March 22, 1999, to report under Item 5 the Company's adoption of a Stockholder Rights Plan.

********************************************************************************

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        VINTAGE PETROLEUM, INC.
                                        -----------------------
                                             (Registrant)



DATE: May 10, 1999                      /s/ Michael F. Meimerstorf
      ------------                      --------------------------
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

Exhibit
Number                   Description
------                   -----------

3. Certificate of Designation of Series A Junior Participating Preferred Stock to the Company (filed as
                          Exhibit 3.3 of the Company's Registration Statement on Form S-4 (No. 333-77619)).

4.1 Indenture dated as of January 26, 1999, between The Chase Manhattan Bank, as Trustee, and the Company (filed as Exhibit 4.4 to the Company's report on Form 10-K for the year ended December 31, 1998).

4.2 Rights Agreement, dated March 16, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated March 22,
                          1999).

27.                       Financial Data Schedule.