Form 10-Q
period 1999-06-30
VINTAGE PETROLEUM INC
filed 1999-08-12
CIK 809428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

     (Mark One)
         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

                                      OR


               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

Commission file number  1-10578
                        -------

                            VINTAGE PETROLEUM, INC.
                            -----------------------
              (Exact name of registrant as specified in charter)

         Delaware                                        73-1182669
         --------                                        ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

4200 One Williams Center        Tulsa, Oklahoma              74172
-----------------------------------------------------------------------------
(Address of principal                                      (Zip Code)
 executive offices)

                                (918) 592-0101
                                --------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
                                --------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No _____
    -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at July 31, 1999
           -----                             ----------------------------
Common Stock, $.005 Par Value                         62,347,866

                                    PART I



                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                          (In thousands, except shares
                             and per share amounts)
                                  (Unaudited)


                                     ASSETS
                                     ------


                                                                 June 30,       December 31,
                                                                   1999            1998
                                                              -------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                  $      83,436    $      5,245
   Accounts receivable -
       Oil and gas sales                                             51,077          54,680
       Joint operations                                               3,258           5,905
   Prepaids and other current assets                                 23,674          18,312
                                                              -------------    ------------

          Total current assets                                      161,445          84,142
                                                              -------------    ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, successful efforts method              1,388,892       1,368,914
   Oil and gas gathering systems                                     15,363          14,774
   Other                                                             16,616          16,276
                                                              -------------    ------------

                                                                  1,420,871       1,399,964

   Less accumulated depreciation, depletion and amortization        556,042         501,722
                                                              -------------    ------------

                                                                    864,829         898,242
                                                              -------------    ------------

DEFERRED INCOME TAXES                                                14,022           2,505
                                                              -------------    ------------

OTHER ASSETS, net                                                    32,518          29,286
                                                              -------------    ------------

   TOTAL ASSETS                                               $   1,072,814    $  1,014,175
                                                              =============    ============




           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                               June 30,      December 31,
                                                                 1999            1998
                                                            -------------    ------------
CURRENT LIABILITIES:
   Revenue payable                                          $      16,609    $     17,382
   Accounts payable - trade                                        15,504          24,812
   Other payables and accrued liabilities                          24,351          24,731
                                                            -------------    ------------

       Total current liabilities                                   56,464          66,925
                                                            -------------    ------------

LONG-TERM DEBT                                                    673,662         672,507
                                                            -------------    ------------

OTHER LONG-TERM LIABILITIES                                           443             785
                                                            -------------    ------------

STOCKHOLDERS' EQUITY per accompanying statement:
   Preferred stock, $.01 par, 5,000,000 shares authorized,
       zero shares issued and outstanding                               -               -
   Common stock, $.005 par, 80,000,000 shares authorized,
       62,107,066 and 53,107,066 shares issued and
       outstanding, respectively                                      311             266
   Capital in excess of par value                                 311,916         230,736
   Retained earnings                                               30,018          42,956
                                                            -------------    ------------

                                                                  342,245         273,958
                                                            -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   1,072,814    $  1,014,175
                                                            =============    ============



           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                 Three Months Ended       Six Months Ended
                                                      June 30,                June 30,
                                                ----------------------  --------------------
                                                    1999       1998       1999        1998
                                                ----------  ----------  ---------  ---------

REVENUES:
   Oil and gas sales                               $73,828   $ 69,022   $127,322    $141,669
   Gas marketing                                    12,183     12,816     22,501      27,071
   Oil and gas gathering                             1,870      2,656      3,450       5,335
   Other income                                      4,680        438      5,292         851
                                                ----------  ---------  ---------  ----------

                                                    92,561     84,932    158,565     174,926
                                                ----------  ---------  ---------  ----------

COSTS AND EXPENSES:
   Lease operating, including production taxes      25,258     30,026     49,105      62,205
   Exploration costs                                 2,314     10,371      8,201      12,369
   Gas marketing                                    11,596     12,040     21,390      25,640
   Oil and gas gathering                             1,427      2,265      2,621       4,518
   General and administrative                        8,136      9,014     16,069      16,098
   Depreciation, depletion and amortization         24,804     26,619     57,009      53,486
   Interest                                         14,576      9,978     29,136      19,270
                                                ----------  ---------  ---------  ----------

                                                    88,111    100,313    183,531     193,586
                                                ----------  ---------  ---------  ----------

       Income (loss) before income taxes             4,450    (15,381)   (24,966)    (18,660)

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                              19        (19)        47        (461)
   Deferred                                           (752)    (5,854)   (12,075)     (7,109)
                                                ----------  ---------  ---------  ----------

NET INCOME (LOSS)                                  $ 5,183   $ (9,508)  $(12,938)   $(11,090)
                                                ==========  =========  =========  ==========

EARNINGS (LOSS) PER SHARE:
   Basic                                              $.10      $(.18)     $(.24)      $(.21)
                                                ==========  =========  =========  ==========
   Diluted                                            $.09      $(.18)     $(.24)      $(.21)
                                                ==========  =========  =========  ==========

Weighted average common shares outstanding:
   Basic                                            53,997     51,649     53,555      51,629
                                                ==========  =========  =========  ==========
   Diluted                                          55,857     51,649     53,555      51,629
                                                ==========  =========  =========  ==========



           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                     --------------------------------------
                                 (In thousands)
                                  (Unaudited)





                                                 Capital
                                 Common Stock   In Excess
                              ----------------    of Par   Retained
                                Shares  Amount    Value    Earnings        Total
                              -------------------------------------     ------------

Balance at December 31, 1998    53,107  $  266  $ 230,736  $ 42,956     $   273,958

Net  loss                            -       -          -   (12,938)        (12,938)
Issuance of common stock         9,000      45     81,180         -          81,225
                              --------  ------  ---------  --------    ------------

Balance at June 30, 1999        62,107  $  311  $ 311,916  $ 30,018     $   342,245
                              ========  ======  =========  ========    ============



           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In thousands)
                                  (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                               -----------------------
                                                                    1999       1998
                                                               -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $ (12,938)  $ (11,090)
   Adjustments to reconcile net loss to
       cash provided by operating activities -
          Depreciation, depletion and amortization                  57,009      53,486
          Exploration costs                                          8,201      12,369
          Benefit for deferred income taxes                        (12,075)     (7,109)
          Gain on property sales                                    (4,366)          -
                                                               -----------  ----------
                                                                    35,831      47,656

   Decrease in receivables                                           6,250       7,309
   Decrease in payables and accrued liabilities                     (7,604)     (4,864)
   Other                                                              (376)        136
                                                               -----------  ----------
          Cash provided by operating activities                     34,101      50,237
                                                               -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment -
       Oil and gas properties                                      (31,197)   (110,539)
       Other property and equipment                                   (930)     (3,233)
   Proceeds from sales of oil and gas properties                     4,765           -
   Other                                                            (4,574)     (8,926)
                                                               -----------  ----------
          Cash used by investing activities                        (31,936)   (122,698)
                                                               -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                             81,225         364
   Sale of 9 3/4% Senior Subordinated Notes                        146,000           -
   Advances on revolving credit facility and other borrowings       11,526      83,141
   Payments on revolving credit facility and other borrowings     (161,397)   (10,722)
   Dividends paid                                                   (1,328)    (3,097)
                                                               -----------  ----------
          Cash provided by financing activities                     76,026      69,686
                                                               -----------  ----------

Net increase (decrease) in cash and cash equivalents                78,191      (2,775)

Cash and cash equivalents, beginning of period                       5,245       5,797
                                                               -----------  ----------

Cash and cash equivalents, end of period                         $  83,436   $   3,022
                                                               ===========  ==========


           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             June 30, 1999 and 1998

1.  GENERAL

    The accompanying financial statements are unaudited. The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. In addition, the Company's interests in various joint ventures have been proportionately consolidated, whereby the Company's proportionate share of each joint venture's assets, liabilities, revenues and expenses is included in the appropriate accounts in the consolidated financial statements. Management believes that all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements and notes should be read in conjunction with the 1998 audited financial statements and related notes. Certain reclassifications have been made to the prior year financial statements to conform to the 1999 presentations. These reclassifications had no effect on previously reported net income or cash flow.

2.  SIGNIFICANT ACCOUNTING POLICIES

    Change in Accounting Method

    Effective January 1, 1998, the Company elected to change its accounting method for oil and gas properties from the full cost method to the successful efforts method. Management believes that the successful efforts method of accounting is preferable and that the accounting change will more accurately present the results of the Company's exploration and development activities, minimize asset write-offs caused by temporary declines in oil and gas prices and reflect an impairment in the carrying value of the Company's oil and gas properties only when there has been a permanent decline in their air value. As a result of this change in accounting, all previously reported financial statements have been retroactively restated to give effect to this change in accounting method.

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

    Unproved leasehold costs are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects are charged to expense. If oil and gas prices decline in the future, some of these unproved prospects may not be economic to develop which could lead to increased impairment expense.

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

    The Company reviews its proved oil and gas properties for impairment on a field basis. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from production of total proved oil and gas reserves over the economic life of the reserves, based on the Company's expectations of future oil and gas prices and costs. No impairment provision was required for the first six months of 1999 or 1998. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions.

    Statements of Cash Flows

    Cash payments for interest totaled $28,392,646 and $18,164,262 for the six months ended June 30, 1999 and 1998, respectively. Cash payments for U.S. Federal and state income taxes were $1,473,252 during the six months ended June 30, 1998. There were no cash payments made for U.S. income taxes in the first six months of 1999. During the six months ended June 30, 1999 and 1998, the Company made cash payments of $47,073 and $1,256,041, respectively, for foreign taxes.

    Earnings Per Share

    The Company applies Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128") Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For the six months ended June 30, 1999 and 1998, and for the three months ended June 30, 1998, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss per share were the same. Had the Company been in a net income position for the six months ended June 30, 1999 or 1998, or the three months ended June 30, 1998, the Company's diluted weighted average outstanding common shares as calculated under SFAS No. 128 would have been 55,077,315, 52,920,518 and 52,927,017, respectively. In addition, for the six months ended June 30, 1999 and 1998, and for the three months ended June 30, 1999 and 1998, the Company had outstanding stock options for 3,035,322, 1,665,000, 819,000 and 819,000 additional shares of the Company's common stock, respectively, with average exercise prices of $14.03, $17.69, $20.11 and $20.11, respectively, which were antidilutive.

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

    Comprehensive Income

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishing standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 defines comprehensive income as the total of net income and all other non-owner changes in equity. During the six month periods ended June 30, 1999 and 1998, the Company had no non-owner changes in equity other than net losses.

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

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000; however, beginning June 16, 1998, companies may implement the statement as of the beginning of any fiscal quarter. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133.

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

    On June 21, 1999, the Company completed a public offering of 9,000,000 shares of common stock, all of which were sold by the Company. Net proceeds of approximately $81.2 million were used to partially fund the purchase of certain oil and gas properties from a subsidiary of Total Fina S.A. ("Total") and a subsidiary of Repsol S.A. ("Repsol") in early July 1999 as discussed in Note 6 below. At June 30, 1999, the majority of the $81.2 million was included in cash and cash equivalents pending the closing of these acquisitions. On July 15, 1999, in connection with the exercise by the underwriters of a portion of the over-allotment option, the Company sold an additional 240,800 shares of common stock using the additional $2.2 million of net proceeds to reduce a portion of the Company's existing indebtedness under its revolving credit facility.

4.  SEGMENT INFORMATION

    The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998 which changes the way the Company reports information about its operating segments.

    The Company's reportable business segments have been identified based on the differences in products or services provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the gathering segment arise from the transportation and sale of natural gas and crude oil. The gas marketing segment generates revenue by earning fees through the marketing of Company produced gas volumes and the purchase and resale of third party produced gas volumes. The Company evaluates the performance of its operating segments based on operating income before corporate general and administrative costs and interest costs.

    Operations in the gathering and gas marketing industries are in the United States. The Company operates in the oil and gas exploration and production industry in the United States, South America and in Yemen beginning in 1998. Summarized financial information for the Company's reportable segments for the first six months and second quarters of 1999 and 1998 is shown in the following table:

                                      Exploration and Production
                                  -------------------------------
                                                           Other                   Gas
                                      U.S.    Argentina   Foreign   Gathering   Marketing  Corporate     Total
                                  ----------  ---------  --------  ----------  ----------  ---------  -----------
Six months ended 6/30/99
------------------------
Revenues from external customers    $ 92,249   $ 36,892  $  3,312      $3,450     $22,501   $    161   $  158,565
Intersegment revenues                      -          -         -         650         574          -        1,224
Depreciation, depletion and
      amortization expense            40,874     12,881     1,338         694           -      1,222       57,009
Operating income (loss)               10,475     13,252    (3,785)        135       1,111       (949)      20,239
Total assets                         536,725    244,812   116,818       7,064       8,947    158,448    1,072,814
Capital investments                    9,162      1,061    20,980         589           -        335       32,127
Long-lived assets                    505,703    235,730   115,547       4,245           -      3,604      864,829

Six months ended 6/30/98
------------------------
Revenues from external customers    $103,204   $ 35,656  $  3,122      $5,335     $27,071   $    538   $  174,926
Intersegment revenues                      -          -         -         451         767          -        1,218
Depreciation, depletion and
      amortization expense            37,367     12,785     1,536         871           -        927       53,486
Operating income (loss)                8,431      8,645    (1,355)        (54)      1,431       (390)      16,708
Total assets                         580,323    250,066    59,413       7,865      11,636     46,826      956,129
Capital investments                   66,485     27,841    16,213         859           -      2,374      113,772
Long-lived assets                    546,567    242,739    55,281       4,201           -      5,980      854,768

Three months ended 6/30/99
--------------------------
Revenues from external customers    $ 54,149   $ 22,235  $  2,127      $1,870     $12,184   $     (4)  $   92,561
Intersegment revenues                      -          -         -         344         258          -          602
Depreciation, depletion and
      amortization expense            17,137      5,923       678         419           -        647       24,804
Operating income (loss)               16,184     10,602       328          24         587       (563)      27,162
Capital investments                    3,994        522     8,039         (48)          -        107       12,614

Three months ended 6/30/98
--------------------------
Revenues from external customers    $ 50,601   $ 16,923  $  1,638      $2,656     $12,816   $    298   $   84,932
Intersegment revenues                      -          -         -         216         464          -          680
Depreciation, depletion and
      amortization expense            18,578      6,470       733         313           -        525       26,619
Operating income (loss)                1,613      2,803    (1,430)         77         777       (228)       3,612
Capital investments                   38,143     14,831    10,637         (54)          -      1,232       64,789

  Intersegment sales are priced in accordance with terms of existing contracts and current market conditions. Capital investments include expensed exploratory costs. Corporate general and administrative costs and interest costs are not allocated to the operating income (loss) of the segments.

5.  COMMITMENTS

    During April 1999, the Company entered into a new lease agreement for its corporate headquarters. The future minimum commitments under all of the Company's long-term non-cancellable leases for office space, including this new agreement, for the remaining six months of 1999 and the calendar years of 2000 through 2004 are $0.7 million, $1.4 million, $1.3 million, $1.4 million, $1.4 million and $1.5 million, respectively, with $3.7 million remaining in years thereafter.

    During July 1999, the Company also committed to perform an additional 1,068 work units in its Chaco field in Bolivia over the next two years. This work commitment is secured by a $5.3 million letter of credit.

6.  SUBSEQUENT EVENTS

    During July 1999, the Company purchased from Total and Repsol 100 percent of the El Huemul concession located in the San Jorge basin in Argentina for $121.9 million in cash. Of the total purchase price, $103.0 million was paid at closing utilizing the $81.2 million in net proceeds from the June 1999 common stock offering and $21.8 million in advances under the Company's revolving credit facility. The remaining $18.9 million is due on or before December 31, 1999. Proved reserves for these properties as of July 1, 1999, as estimated by Netherland, Sewell & Associates, Inc., using a NYMEX reference oil price of $17.32 per Bbl and an average gas price of $1.02 per Mcf, were 44.7 MMBbls of oil and 81.1 Bcf of gas, or 58.2 MMBOE, and had a present value of the estimated future net revenues before income taxes (utilizing a 10 percent discount rate) of $233.3 million. Aggregate net daily sales volumes from the El Huemul concession at the time of acquisition were approximately 9,400 barrels of oil and 19 million cubic feet of gas or a combined total of 12,565 barrels of oil equivalent.

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


                        Three Months         Six Months
                           Ended               Ended
                          June 30,            June 30,
                    ------------------  -----------------
                       1999     1998     1999      1998
                    ---------  -------  -------  --------
Production:
   Oil (MBbls) -
       U.S. (1).....    2,196    2,535    4,301     5,009
       Argentina....    1,492    1,546    3,043     3,084
       Ecuador......      125        -      243         -
       Bolivia......       17       35       30        70
       Total........    3,830    4,116    7,617     8,163

   Gas (MMcf) -
       U.S. (1).....    9,302   10,964   19,433    21,144
       Bolivia (2)..      845    1,276    1,528     2,664
       Argentina....      304        -      374         -
       Total........   10,451   12,240   21,335    23,808

   Total MBOE (1)...    5,571    6,156   11,173    12,131

Average prices:
   Oil (per Bbl) -
       U.S..........  $ 14.33  $ 10.96  $ 12.24   $ 11.91
       Argentina....    14.70    10.95    12.00     11.56
       Ecuador......    11.25        -     8.75         -
       Bolivia......    15.13    15.23    12.22     12.02
       Total........    14.37    10.99    12.03     11.78

   Gas (per Mcf) -
       U.S..........  $  1.94  $  2.07  $  1.77   $  2.04
       Bolivia......      .56      .87      .54       .86
       Argentina....     1.00        -      .99         -
       Total........     1.80     1.94     1.67      1.91

 ________
 (1) First half 1998 production was reduced by approximately 159 MBbls of oil and 486 MMcf of gas, or 240 MBOE, due to severe weather conditions in California. Second quarter 1998 production was reduced by approximately 46 MBbls of oil and 236 MMcf of gas, or 85 MBOE, due to severe weather conditions in California. During the three month and six month periods ended June 30, 1999, the Company elected to shut-in approximately 184 MBbls and 519 MBbls of oil production, respectively, due to historically low oil prices.
 (2) During the three month and six month periods ended June 30, 1999, the Company's Bolivian gas production was significantly curtailed due to decreased demand in the Argentina market for Bolivian gas.

    Average U.S. oil prices received by the Company fluctuate generally with changes in the West Texas Intermediate ("WTI") posted prices for oil. The Company's Argentina oil production is sold at WTI spot prices less a specified differential. The Company experienced a two percent increase in its average oil price in the first half of 1999 compared to the first half of 1998. The Company realized an average oil price for the first half of 1999 which was approximately 94 percent of WTI posted prices compared to a realization of 92 percent of WTI posted prices for the year earlier first half. The Company's average realized oil price remained at 78 percent of the NYMEX reference price ("NYMEX") in the first half of 1999 consistent with the year earlier period.

    Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. The Company's overall average gas price for the first six months of 1999 was 13 percent lower than 1998's first six months and seven percent lower for the second quarter of 1999 versus the same period of 1998.

    The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company had no hedging agreements in place covering 1998 oil or gas production. The Company has various natural gas basis swaps in place for the last six months of 1999 covering a total of 82,000 MMBtu of gas per day plus an additional 3,000 MMBtu per day for the period of July through October 1999. The natural gas basis swaps were used to reduce the Company's exposure to increases in the basis differential between the NYMEX reference price and the Company's industry delivery point indexes under which the gas is sold. During the first half of 1999, the Company's overall and U.S. average gas prices were each reduced by four cents as a result of these swaps. The Company's overall and U.S. average gas prices for the second quarter of 1999 were each reduced by two cents as a result of the swaps.

    In the second quarter of 1999, the Company entered into contracts hedging 20,000 barrels of oil per day for the month of July 1999 at an average NYMEX reference price of $18.07 per barrel. The Company's overall and U.S. average oil prices for the first half of 1999 were increased by four cents and six cents, respectively, as a result of oil hedges. The Company's overall and U.S. average oil prices for the second quarter of 1999 were increased by seven cents and 12 cents, respectively, as a result of oil hedges.

    Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on second quarter 1999 oil production, a change in the average oil price realized by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $2.4 million and $3.7 million, respectively. A 10 cent per Mcf change in the average price realized by the Company for gas would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $0.6 million and $1.0 million, respectively, based on second quarter 1999 gas production.

Period to Period Comparison

Three months ended June 30, 1999, Compared to three months ended June 30, 1998

    The Company reported net income of $5.2 million for the quarter ended June 30, 1999, compared to a net loss of $9.5 million for the year-earlier quarter. The increase in the Company's net income is primarily due to the 31 percent increase in the average oil price received, the recognition of $4.4 million in gains related to the sales of certain non-strategic oil and gas properties, a 16 percent decrease in lease operating expenses and an $8.1 million decrease in exploration costs, all partially offset by a $4.6 million increase in interest expense and a 10 percent decrease in production on an equivalent barrel basis.

    Oil and gas sales increased $4.8 million (7 percent), to $73.8 million for the second quarter of 1999 from $69.0 million for the second quarter of 1998. A 31 percent increase in average oil prices, partially offset by a seven percent decrease in oil production, accounted for an increase in oil sales of $10.0 million. A seven percent decrease in average gas prices, coupled with a 15 percent decrease in gas production, accounted for a $5.2 million decrease in gas sales for the 1999 second quarter as compared to the year earlier quarter. The seven percent decrease in oil production is primarily the result of the impact of shutting-in certain domestic properties for a portion of the period as a result of the historically low oil prices and the impact of natural production declines. The 17 percent decrease in gas production primarily related to the natural production declines in the Company's Galveston Bay properties and the curtailment of Bolivian production being delivered to Argentina.

    Other income increased $4.3 million (1,075 percent), to $4.7 million for the second quarter of 1999 from $0.4 million for the second quarter of 1998. The increase is primarily the result of the recognition of gains of $4.4 million resulting from the sales of certain non-strategic oil and gas properties during the second quarter of 1999.

    Lease operating expenses, including production taxes, decreased $4.7 million (16 percent), to $25.3 million for the second quarter of 1999 from $30.0 million for the second quarter of 1998. The decrease in lease operating expenses is due primarily to operating cost reductions resulting from the shutting-in of certain oil properties for a portion of the second quarter as a result of historically low oil prices, the rebidding of operating services and supplies and the restructuring of certain field operations. As a result of the Company's cost reduction efforts, lease operating expenses per equivalent barrel produced decreased seven percent to $4.53 in the second quarter of 1999 from $4.88 for the same period in 1998.

    Exploration costs decreased $8.1 million (78 percent), to $2.3 million for the second quarter of 1999 from $10.4 million for same period of 1998. During the second quarter of 1999, the Company's exploration costs included $1.0 million for lease impairments, $0.8 million for the acquisition of 3-D seismic data primarily in Yemen and western Oklahoma, $0.5 million for unsuccessful exploratory drilling and other geological and geophysical costs. The Company's 1998 second quarter exploration costs consisted primarily of $8.5 million in 3-D seismic acquisition costs primarily in the U.S. Gulf Coast and Bolivia, $0.8 million for lease expirations and $1.0 million in unsuccessful exploratory drilling and other geological and geophysical costs.

    General and administrative expenses decreased $0.9 million (10 percent), to $8.1 million for the second quarter of 1999 from $9.0 million for the second quarter of 1998 as the result of the Company's cost cutting efforts in 1999, more than offsetting additional costs associated with the acquisition of the Company's Ecuadorian subsidiary, Elf Hydrocarbures Equateur ("Elf Ecuador"), from Elf Aquitaine in November 1998 and the establishment of an office in Yemen in mid-1998 to support the exploration efforts begun there in late 1997. Despite the 10 percent decrease in costs, general and administrative expenses per equivalent barrel produced remained flat with the year-earlier quarter at $1.46 as a result of the 10 percent decrease in the Company's oil and gas production.

    Depreciation, depletion and amortization decreased $1.8 million (7 percent), to $24.8 million for the second quarter of 1999 from $26.6 million for the second quarter of 1998, due primarily to the 10 percent decrease in the Company's oil and gas production for the second quarter of 1999. The average amortization rate per equivalent barrel of the Company's oil and gas properties increased from $4.19 in the second quarter of 1998 to $4.26 in the second quarter of 1999.

    Interest expense increased $4.6 million (46 percent), to $14.6 million for the second quarter of 1999 from $10.0 million for the second quarter of 1998, due primarily to a 37 percent increase in the Company's total average outstanding debt as a result of the Company's 1998 total capital spending, including acquisitions, in excess of 1998's cash flow and the increase in the Company's overall average interest rate to 7.95% in the second quarter of 1999 as compared to 7.84% in the second quarter of 1998. The Company had $5.5 million and $5.3 million of accrued interest payable at June 30, 1999, and December 31, 1998, respectively, included in other payables and accrued liabilities.

Six months ended June 30, 1999, Compared to six months ended June 30, 1998

    The Company reported a net loss of $12.9 million for the six months ended June 30, 1999, compared to a net loss of $11.1 million for the year-earlier period. The increase in the Company's net loss is primarily due to the eight percent decrease in production on an equivalent barrel basis, a 13 percent decrease in average gas prices and an increase in the Company's overall average DD&A rate as a result of reduced year-end 1998 reserves due to historically low oil prices, and an increase in interest expense. These items were partially offset by a 21 percent decrease in lease operating costs and the recognition of $4.4 million in gains related to the sales of non-strategic oil and gas properties.

    Oil and gas sales decreased $14.4 million (10 percent), to $127.3 million for the first six months of 1999 from $141.7 million for the six months of 1998. A 13 percent decrease in average gas prices, coupled with a 10 percent decrease in gas production, accounted for a $9.9 million decrease in oil and gas sales for the first six months of 1999 as compared to the year-earlier period. A two percent increase in average oil prices was offset by a seven percent decrease in oil production and accounted for an additional decrease of $4.5 million. The seven percent decrease in oil production is primarily as a result of shutting-in certain domestic properties for a portion of the period as a result of the historically low oil prices. The 10 percent decrease in gas production primarily related to the natural production declines in the Company's Galveston Bay properties and the curtailment of Bolivian production being delivered to Argentina.

    Other income increased $4.4 million (489 percent), to $5.3 million for the first half of 1999 from $0.9 million for the first half of 1998. The increase is primarily the result of the recognition of gains of $4.4 million resulting from the sales of certain non-strategic oil and gas properties during the first half of 1999.

    Lease operating expenses, including production taxes, decreased $13.1 million (21 percent), to $49.1 million for the first six months of 1999 from $62.2 million for the first six months of 1998. The decrease in lease operating expenses is due primarily to operating cost reductions resulting from the shutting-in of certain oil properties as a result of historically low oil prices, the rebidding of operating services and supplies and the restructuring of certain field operations. The first half of 1998 included lease operating costs of approximately $1.5 million relating to the storm damage clean up and repairs required as a result of severe weather in California; no similar charges were incurred in 1999. Primarily as a result of the Company's cost reduction efforts, lease operating expenses per equivalent barrel produced decreased 14 percent to $4.40 in the first six months of 1999 from $5.13 for the same period in 1998.

    Exploration costs decreased $4.2 million (34 percent), to $8.2 million for the first six months of 1999 from $12.4 million for same period of 1998. During the first six months of 1999, the Company's exploration costs included $5.2 million for the acquisition of 3-D seismic data primarily in Yemen and western Oklahoma, $1.4 million for lease impairments, $1.6 million for unsuccessful exploratory drilling and other geological and geophysical costs. The Company's 1998 first six months exploration costs consisted primarily of $10.5 million in 3-D seismic acquisition costs primarily in the U.S. Gulf Coast and Bolivia, $0.8 million in lease expirations and $1.1 million in unsuccessful exploratory drilling and other geological and geophysical costs.

    General and administrative expenses for the first six months of 1999 of $16.1 million were flat with the first six months of 1998 as a result of the Company's cost cutting efforts during 1999 completely offsetting additional costs associated with the acquisition of Elf Ecuador in November 1998 and the establishment of an office in Yemen in mid-1998 to support the exploration efforts begun there in late 1997. General and administrative expenses per equivalent barrel produced increased to $1.44 from $1.33 in the year earlier first half primarily as a result of the eight percent decrease in equivalent barrel production.

    Depreciation, depletion and amortization increased $3.5 million (7 percent), to $57.0 million for the first half of 1999 from $53.5 million for the first half of 1998, due primarily to the 16 percent increase in the average amortization rate per equivalent barrel of the Company's oil and gas properties from $4.26 in the first half of 1998 to $4.93 in 1999. This increase was partially offset by the eight percent decrease in the Company's oil and gas production for the first half of 1999 and is primarily as a result of the dramatic impact that historically low oil and gas prices had on the Company's December 31, 1998, proved oil and gas reserves used to calculate its first quarter DD&A.

    Interest expense increased $9.8 million (51 percent), to $29.1 million for the first half of 1999 from $19.3 million for the first half of 1998, due primarily to a 42 percent increase in the Company's total average outstanding debt as a result of the Company's 1998 total capital spending, including acquisitions, in excess of 1998's cash flow and an increase in the Company's overall average interest rate to 7.89% in the first half of 1999 from 7.84% in the first half of 1998.

Capital Expenditures

    During the first six months of 1999, the Company's domestic oil and gas capital expenditures totaled $9.8 million. Exploratory activities accounted for $4.9 million of these expenditures with exploitation activities contributing another $3.8 million. The $1.1 million balance of the domestic capital expenditures relates to post-closing adjustments on prior year acquisitions and gathering system additions. During the first six months of 1999, the Company's international oil and gas capital expenditures totaled $22.0 million, including $15.0 million and $4.5 million in Bolivia and Yemen, respectively, primarily on exploratory drilling in Bolivia and seismic activity in Yemen.

    The Company committed to perform 17,728 work units related to its concession rights in the Naranjillos field in Santa Cruz Province, Bolivia awarded in late 1997. The total work unit commitment was guaranteed by the Company through an $88.6 million letter of credit; however, the Company anticipated that it would fulfill this three-year work unit commitment through approximately $60 million of various seismic and drilling capital expenditures. During 1998, the Company spent approximately $7.6 million toward the fulfillment of the work unit commitment through the acquisition of seismic data and the drilling of one well. Of the $24 million (7,500 work units) budgeted by the Company to be spent in 1999 related to the fulfillment of its Naranjillos field commitment, approximately $11.7 million was spent during the first six months primarily on exploratory drilling activities. Through June 1999, the Company had completed approximately 6,528 work units of the 17,728 work unit commitment.

    During July 1999, the Company also committed to perform an additional 1,068 work units in its Chaco field located in Bolivia over the next two years. This work commitment is secured by a $5.3 million letter of credit.

    The Company is also committed to spend approximately $11 million in the Republic of Yemen over a two and one-half year period which began in July 1998. The expenditures will include the acquisition and interpretation of 150 square kilometers of seismic and the drilling of three exploration wells. At the end of the first two and one-half years, the Company has the option to extend the work program for a second two and one-half year period with similar work and capital commitments required. During 1998, approximately $0.6 million of the $11 million commitment was spent. Of the approximately $5 million budgeted to be spent in 1999 for the acquisition of 3-D seismic data in Yemen, the Company spent approximately $4.4 million in the first six months of 1999.

    During June 1999, the Company entered into a definitive purchase and sale agreement with a subsidiary of Total Fina S.A. ("Total") to purchase its 70 percent interest in certain oil and gas properties located in the San Jorge basin in Argentina for $93 million, subject to closing adjustments. The Company closed the acquisition on July 1, 1999. The Company has a deferred payment of $13.0 million related to this acquisition due on or before December 31, 1999. Additionally, in July 1999, the Company purchased the remaining 30 percent interest in these oil and gas properties from a subsidiary of Repsol S.A. ("Repsol") for $28.9 million in cash, including a deferred payment of $5.9 million due on or before December 31, 1999. The $103 million in cash required for closing of these two acquisitions was funded by the net proceeds from the June 1999 common stock offering and advances under the Company's revolving credit facility.

    Except for the commitments discussed above, the timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally generated cash flow, coupled with advances under its revolving credit facility, to fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, will be sufficient to fund its revised budget of $83 million for non-acquisition capital expenditures during 1999. The Company's planned 1999 non-acquisition capital expenditure budget is currently allocated 58 percent to exploration activities and 42 percent to exploitation activities, including development and infill drilling. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "-Liquidity"), however, no assurance can be given that sufficient funds will be available to fund the Company's desired acquisitions.

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

    On June 21, 1999, the Company completed a public offering of 9,000,000 shares of common stock, all of which were sold by the Company. Net proceeds of approximately $81.2 million were used to partially fund the purchase of certain oil and gas properties from Total and Repsol in July 1999 (see "-Capital Expenditures"). At June 30, 1999, the majority of the proceeds were invested in a money market account and are reflected in the cash and cash equivalents line on the Company's June 30, 1999, balance sheet. In July 1999, in connection with the exercise by the underwriters of a portion of the over-allotment option, the Company sold an additional 240,800 shares of common stock using the additional $2.2 million of net proceeds to reduce a portion of the Company's existing indebtedness under its revolving credit facility.

    The Company's unsecured revolving credit facility under the Amended and Restated Credit Agreement dated October 21, 1998, as amended (the "Credit Agreement"), establishes a borrowing base (currently $400 million) determined by the banks' evaluation of the Company's oil and gas reserves.

    Outstanding advances under the Credit Agreement bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. As of July 31, 1999, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances, which resulted in an average interest rate of approximately 7.0 percent per annum. In addition, the Company must pay a commitment fee ranging from 0.25 to 0.375 percent per annum on the unused portion of the banks' commitment.

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

    The unused portion of the Credit Agreement was approximately $76.9 million at July 31, 1999. The unused portion of the Credit Agreement and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased. Currently, the borrowing base of $400 million has not been adjusted to reflect the Company's July 1999 acquisitions from Total and Repsol or the impact of the recent improvements in oil and gas prices.

    The Company's internally generated cash flow, results of operations and financing for its operations are dependent on oil and gas prices. Although the Company has seen significant improvements in its commodity prices during the second quarter of 1999, should these improvements not be sustained, its earnings and cash flow from operations will be adversely impacted. The Company believes that its cash flows and unused availability under the Credit Agreement are sufficient to fund its planned capital expenditures for the foreseeable future. However, lower oil and gas prices may cause the Company to not be in compliance with maintenance covenants under its Credit Agreement and may negatively affect its credit statistics and coverage ratios and thereby affect its liquidity.

Inflation

    In recent years, U.S. inflation has not had a significant impact on the Company's operations or financial condition.

Income Taxes

    The Company incurred a current provision for income taxes of approximately $47,000 for the first six months of 1999 and realized a current benefit of approximately $7.1 million for the same period of 1998. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries as it is the Company's intention, generally, to reinvest such earnings permanently.

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

    As a result of the significant decline in oil prices in 1998, primarily in the fourth quarter, the Company believed that $16.2 million of Argentina NOL carryforwards would expire in 1999 unutilized and therefore recorded a valuation allowance against its Argentina deferred tax asset of approximately $5.7 million in the fourth quarter of 1998 related to these carryforwards. Product prices have recovered substantially subsequent to the March OPEC meeting. Should prices remain improved during the remainder of 1999, it could be possible for the Company to utilize a portion of or all of the NOL's expiring in 1999 and thereby require a reversal of the valuation allowance established in 1998. The impact of this reversal would be to reduce the Company's deferred tax provision.

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

    The following is the Company's targeted Non-IT and IT compliance time line:


                                    Completion
                                       Date
                                  ----------------
DOMESTIC SERVICES
   Non-IT Systems and Equipment:
       Identification Phase......        Completed
       Compliance................      August 1999

   IT Systems and Equipment:
       Identification Phase......        Completed
       Compliance................   September 1999

INTERNATIONAL SERVICES
   Non-IT Systems and Equipment:
       Identification Phase......        Completed
       Compliance................   September 1999

   IT Systems and Equipment:
       Identification Phase......        Completed
       Compliance................   September 1999

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

    The Company has inventoried its IT equipment and systems and is currently undertaking the appropriate corrective action. Critical domestic accounting equipment and software were replaced or upgraded in mid-1998. The international accounting systems are in various stages of completion with all systems scheduled to be compliant by September 1999.

    Included in the Company's Y2K Project are procedures to determine the readiness of its business partners, such as service companies, technology providers, transportation and communication providers, pipeline systems, materials suppliers and oil and gas product purchasers. By use of questionnaires, 14,000 notices were distributed which will allow the Company to determine the extent to which these business partners are addressing their Y2K issues. Each returned document is examined for a response that may be detrimental to the Company's operations. To date, approximately 5,600 of the Company's business partners have responded and those business partners who did not respond and who are considered key businesses in the support of the Company's operations were sent a second request, followed by direct correspondence, to determine their readiness. Any material adverse responses will be reviewed to determine an alternate business partner selection or the need for alternative actions to mitigate the impact on the Company.

    The Cost to Address Y2K Issues. The Company believes that the cost of the Y2K Project will not exceed $4.0 million, excluding costs of Company employees working on the Y2K Project. Costs incurred for the purchase of new software and hardware are being capitalized and all other costs are being expensed as incurred. To date, the Company has incurred Y2K Project costs of approximately $1.5 million. The expenditures relate primarily to the upgrading and replacement of existing software and hardware and the use of contract service consultants.

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

Forward-Looking Statements

    This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-Q, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including production, operating costs and product price realization targets, future capital expenditures (including the amount and nature thereof), the drilling of wells, reserve estimates, future production of oil and gas, future cash flows, future reserve activity and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

    The Company has various natural gas basis swaps in place for the last six months of 1999 covering a total of 82,000 MMBtu of gas per day plus an additional 3,000 MMBtu per day for the period of July through October 1999 for a total weighted average differential of approximately one cent below NYMEX. These natural gas basis swaps were used to reduce the Company's exposure to increases in the basis differential between the NYMEX reference price and the Company's industry delivery point indexes under which the gas is sold. During the first eight months of 1999, the actual basis differential for this same volume of gas was approximately three and one-half cents above NYMEX.

    The Company has contracts hedging 20,000 barrels of oil per day for July 1999 at an average NYMEX reference price of $18.07 per barrel. The NYMEX reference price as of June 30, 1999, was $19.29 per barrel. Fair value represents values for the same contracts using comparable market prices at June 30, 1999. At June 30, 1999, the fair value amount of the contracts was $1.3 million lower than the aggregate contract amount.

        Interest Rate Risk

        The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR based borrowings from its commercial banks. To reduce the impact of fluctuations in interest rates the Company maintains a portion of its total debt portfolio in fixed rate debt. At June 30, 1999, the amount of the Company's fixed rate debt was approximately 59 percent of total debt. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner. The following table provides information about the Company's long-term debt cash flows and weighted average interest rates by expected maturity dates:

                                                                                                  Fair Value
                                                                             There-                  at
                                1999  2000   2001       2002       2003      after      Total      6/30/99
                              ------  ----- -------  ---------  ---------  ---------  ---------  ----------
Long-Term Debt:
Fixed rate (in thousands)          -     -        -          -          -   $399,062   $399,062   $ 400,188
Average interest rate              -     -        -          -          -        9.2%       9.2%          -
Variable rate (in thousands)       -     -  $34,325   $137,300   $102,975          -   $274,600   $ 274,600
Average interest rate              -     -       (a)        (a)        (a)         -         (a)          -

     (a) LIBOR plus an increment, based on the level of outstanding senior debt to the borrowing base, up to a maximum increment of 2.0 percent. The increment above LIBOR at June 30, 1999, was 1.45 percent.

         Foreign Currency and Operations Risk

         International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. The Company has international operations in Argentina, Bolivia, Ecuador and Yemen. For the first six months of 1999, the Company's operations in Argentina accounted for approximately 23 percent of the Company's revenues, 65 percent of its operating profit and 23 percent of its total assets. For the first six months of 1998, the Company's operations in Argentina accounted for approximately 20 percent of the Company's revenues, 52 percent of its operating income and 26 percent of its total assets. During such periods, the Company's operations in Argentina represented its only foreign operations accounting for more than 10 percent of its revenues, operating income or total assets. The Company's $121.9 million acquisition of the Argentina El Huemul concession in July 1999 will increase each of the percentages on a go-forward basis. The Company continues to identify and evaluate international opportunities but currently has no binding agreements or commitments to make any material international investment. As a result of such significant foreign operations, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in these foreign countries.

        The Company believes Argentina offers a relatively stable political environment and does not anticipate any significant change in the near future. The current democratic form of government has been in place since 1983 and, since 1989, has pursued a steady process of privatization, deregulation and economic stabilization and reforms involving the reduction of inflation and public spending. Argentina's 12-month trailing inflation rate measure by the Argentine Consumer Price Index declined from 200.7 percent as of June 1991 to a negative 5.14 percent (-5.14%) as of June 1999.

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

    On February 1, 1987, a new currency, the Boliviano ("Bs"), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house, the Bolsin, which is under the supervision of the Bolivian Central Bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at June 30, 1999, was US$1:Bs
5.81. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

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

    The economy of Ecuador has been uneven in recent years and has recently reached a crisis level, due in large part to recent low oil prices and damage from El Nino floods. Due to the current economic crisis, the sucre (Ecuador's monetary unit) has lost approximately 48 percent of its value so far this year and inflation has reached nearly 55 percent. President Jamil Mahaud announced March 11, 1999, the freezing of Ecuadorian bank accounts for one year. This restriction in liquidity has resulted in the improvement in the exchange rate between sucres and U.S. dollars from 12,675:1 on March 5, 1999, to 9,080:1 on April 22, 1999. The exchange rate between sucres and U.S. dollars on June 30, 1999, was 11,667:1. Earlier this year the income tax was replaced by a one percent tax on all financial transactions. The purpose of the reform is to reduce tax evasion and increase tax collection by the Government, without increasing the tax burden on taxpayers. On April 22, 1999, Congress reinstated the income tax, but kept the one percent tax on transactions as a alternative minimum tax for 1999. Although the Company believes any currency risk associated with its operations in Ecuador would not have a material impact on its financial position or results of operations, it has policies in place that will reduce its exposure to currency risk in Ecuador. These policies include the maintenance of all excess funds in U.S. dollar accounts located in the U.S., the payment of operating expenses in local currency and the conversion of local currency denominated receipts into U.S. dollars.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 11, 1999, in Tulsa, Oklahoma. At the Annual Meeting, the stockholders of the Company elected Charles C. Stephenson, Jr. and S. Craig George as Class III Directors and John T. McNabb, II as a Class I Director. The stockholders also considered and approved
         (a) Amendment Number 5 to the Company's 1990 Stock Plan and (b) the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending December 31, 1999. The stockholders further considered and did not approve a stockholder proposal concerning the composition of the Board of Directors of the Company.

There were present at the Annual Meeting, in person or by proxy, stockholders holding 43,341,089 shares of the Common Stock of the Company, or 81.61% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

                                                     Votes                   Broker
                                         Votes     Against or                 Non-
                                          For       Withheld   Abstentions    Votes
                                     ------------  ----------  -----------  ---------
1.  Election of Directors:

    Charles C. Stephenson, Jr.         41,808,631   1,532,458          -0-        -0-
    S. Craig George                    41,791,831   1,549,258          -0-        -0-
    John T. McNabb                     41,961,641   1,379,448          -0-        -0-

2.  Approval of Amendment
    Number 5 to the Company's
    1990 Stock Plan                    34,342,038   8,929,123       62,928        -0-

3.  Ratification of Arthur Andersen
    LLP as independent public
    accountants of the Company
    for fiscal 1999                    43,289,236      12,064       69,928        -0-

4.  Stockholder Proposal concerning
    Composition of the Board of
    Directors                           5,135,473  30,017,810    3,191,928  4,995,878

Item 5.    Other Information
           -----------------

           A copy of the Company's press release dated August 10, 1999, is attached as an exhibit hereto and incorporated herein by reference.

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

               10.1 Second Amendment to the Amended and Restated Credit Agreement dated as of May 19, 1999, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, NationsBank, N.A., as syndication agent, and Societe Generale, Southwest Agency, as documentation agent.

               10.2 Amendment No. 5 to Vintage Petroleum, Inc., 1990 Stock Plan dated March 16, 1999 (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

               27.   Financial data schedule.

               99.   Press release dated August 10, 1999, issued by the Company.

          b)   Reports on Form 8-K

               Form 8-K was filed June 17, 1999, to report under Item 5 the Company's May 3, 1999, filing of a registration statement on Form S-3 with the Securities and Exchange Commission relating to the public offering, pursuant to Rule 415 under the Securities Act of 1933, as amended, of up to an aggregate of $400,000,000 in securities of the Company and the Company's June 16, 1999, filing with the Securities and Exchange Commission of a supplement to the May 3, 1999, registration statement, dated June 15, 1999, relating to the issuance and sale in an underwritten public offering of up to 10,350,000 shares of the Company's common stock, par value $.005 per share.




********************************************************************************

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 VINTAGE PETROLEUM, INC.
                                 -----------------------
                                     (Registrant)



DATE:   August 12, 1999            \s\ Michael F. Meimerstorf
       -----------------          ---------------------------
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

Exhibit
Number                                 Description
------                  ---------------------------------------------


10.1 Second Amendment to the Amended and Restated Credit Agreement dated as of May 19, 1999, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, NationsBank, N.A., as syndication agent, and Societe Generale, Southwest Agency, as documentation agent.

10.2 Amendment No. 5 to Vintage Petroleum, Inc., 1990 Stock Plan dated March 16, 1999 (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31,
              1999).

27.           Financial Data Schedule.


99.           Press release dated August 10, 1999, issued by the Company.