Form 10-Q
period 1999-09-30
VINTAGE PETROLEUM INC
filed 1999-11-04
CIK 809428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  [ X ]             OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                      OR


  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to


Commission file number   1-10578
                       ------------

                            VINTAGE PETROLEUM, INC.
             -----------------------------------------------------
              (Exact name of registrant as specified in charter)



           Delaware                                        73-1182669
-------------------------------                 -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)



110 West Seventh Street         Tulsa, Oklahoma                   74119-1029
--------------------------------------------------------------------------------
(Address of principal                                             (Zip Code)
 executive offices)



                                (918) 592-0101
            ------------------------------------------------------
             (Registrant's telephone number, including area code)


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

Yes   X      No _____
    -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at November 3, 1999
-----------------------------                  -------------------------------
Common Stock, $.005 Par Value                             62,407,866

                                    PART I



                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                         (In thousands, except shares
                            and per share amounts)
                                  (Unaudited)


                                     ASSETS
                                     ------


                                                                September 30,  December 31,
                                                                    1999          1998
                                                                -------------   -----------
CURRENT ASSETS:
   Cash and cash equivalents                                    $       5,935   $     5,245
   Accounts receivable -
       Oil and gas sales                                               76,710        54,680
       Joint operations                                                 4,459         5,905
   Prepaids and other current assets                                   23,278        18,312
                                                                -------------   -----------
           Total current assets                                       110,382        84,142
                                                                -------------   -----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, successful efforts method                1,505,369     1,368,914
   Oil and gas gathering systems                                       15,395        14,774
   Other                                                               16,786        16,276
                                                                -------------   -----------
                                                                    1,537,550     1,399,964


   Less accumulated depreciation, depletion and amortization          563,732       501,722
                                                                 -------------   -----------
                                                                      973,818       898,242
                                                                 ------------   -----------
DEFERRED INCOME TAXES                                                   8,356         2,505
                                                                -------------   -----------
OTHER ASSETS, net                                                      32,519        29,286
                                                                -------------   -----------
   TOTAL ASSETS                                                 $   1,125,075   $ 1,014,175
                                                                =============   ===========



           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------



                                                              September 30,  December 31,
                                                                   1999          1998
                                                              -------------  ------------
CURRENT LIABILITIES:
   Revenue payable                                            $      21,079  $     17,382
   Accounts payable - trade                                          22,153        24,812
   Deferred acquisition costs payable                                18,850             -
   Other payables and accrued liabilities                            38,584        24,731
                                                              -------------  ------------
       Total current liabilities                                    100,666        66,925
                                                              -------------  ------------

LONG-TERM DEBT                                                      652,190       672,507
                                                              -------------  ------------

OTHER LONG-TERM LIABILITIES                                             476           785
                                                              -------------  ------------

STOCKHOLDERS' EQUITY per accompanying statement:
   Preferred stock, $.01 par, 5,000,000 shares authorized,
       zero shares issued and outstanding                                 -             -
   Common stock, $.005 par, 80,000,000 shares authorized,
       62,347,866 and 53,107,066 shares issued and
       outstanding, respectively                                        312           266
    Capital in excess of par value                                  314,135       230,736
    Retained earnings                                                57,296        42,956
                                                              -------------  ------------
                                                                    371,743       273,958
                                                              -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   1,125,075  $  1,014,175
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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                            ----------------------        ----------------------
                                                                1999         1998            1999         1998
                                                            ---------    ---------        ---------    ---------
REVENUES:
   Oil and gas sales                                         $113,580     $ 64,915         $240,902     $206,584
   Gas marketing                                               16,404       12,593           38,905       39,664
   Oil and gas gathering                                        1,734        1,476            5,184        6,811
   Other income                                                 4,711          301           10,003        1,152
                                                            ---------    ---------        ---------    ---------
                                                              136,429       79,285          294,994      254,211
                                                            ---------    ---------        ---------    ---------

COSTS AND EXPENSES:
   Lease operating, including production taxes                 31,886       29,487           80,991       91,693
   Exploration costs                                            1,322        6,569            9,523       18,939
   Gas marketing                                               15,705       12,061           37,095       37,701
   Oil and gas gathering                                        1,311        1,334            3,932        5,851
   General and administrative                                   8,413        7,825           24,482       23,922
   Depreciation, depletion and amortization                    26,231       26,797           83,240       80,283
   Interest                                                    15,185       11,525           44,321       30,795
                                                            ---------    ---------        ---------    ---------
                                                              100,053       95,598          283,584      289,184
                                                            ---------    ---------        ---------    ---------

       Income (loss) before income taxes  taxes                36,376      (16,313)          11,410      (34,973)

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                                      2,749         (125)           2,796         (586)
   Deferred                                                     6,349       (6,263)          (5,726)     (13,372)
                                                            ---------    ---------        ---------    ---------
NET INCOME (LOSS)                                            $ 27,278     $ (9,925)        $ 14,340     $(21,015)
                                                            =========    =========        =========    =========
EARNINGS (LOSS) PER SHARE:
   Basic                                                         $.44        $(.19)            $.25        $(.41)
                                                            =========    =========        =========    =========
   Diluted                                                       $.43        $(.19)            $.25        $(.41)
                                                            =========    =========        =========    =========
Weighted average common shares outstanding:
   Basic                                                       62,309       51,733           56,505       51,664
                                                            =========    =========        =========    =========
   Diluted                                                     64,143       51,733           57,869       51,664
                                                            =========    =========        =========    =========


           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                 --------------------------------------------
                                (In thousands)
                                  (Unaudited)





                                                                   Capital
                                                                  In Excess
                                                Common Stock        of Par      Retained
                                             ------------------
                                             Shares      Amount     Value       Earnings      Total
                                             -------    --------  ----------   ----------   ---------
Balance at December 31, 1998                  53,107    $    266   $ 230,736    $ 42,956    $ 273,958

Net income                                         -           -           -      14,340       14,340
Issuance of common stock                       9,241          46      83,284           -       83,330
Tax effect of stock option exercises               -           -         115           -          115
                                             -------    --------   ---------   ----------   ---------
Balance at September 30, 1999                 62,348    $    312   $ 314,135   $   57,296   $ 371,743
                                             =======    ========   =========   ==========   =========

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                         ---------------------
                                                                            1999        1998
                                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $  14,340   $ (21,015)
   Adjustments to reconcile net income (loss) to
       cash provided by operating activities -
          Depreciation, depletion and amortization                          83,240      80,283
          Exploration costs                                                  9,523      18,939
          Benefit for deferred income taxes                                 (5,726)    (13,372)
          Gain on property sales                                            (7,671)          -
                                                                         ---------   ---------
                                                                            93,706      64,835

   (Increase) decrease in receivables                                      (20,584)     10,184
   Increase (decrease) in payables and accrued liabilities                  16,343     (13,971)
   Other                                                                    (4,898)     (4,062)
                                                                         ---------   ---------
          Cash provided by operating activities                             84,567      56,986
                                                                         ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment -
       Oil and gas properties                                             (150,037)   (152,532)
       Other property and equipment                                         (1,491)     (4,408)
   Proceeds from sales of oil and gas properties                             9,715           -
   Other                                                                       458      (3,245)
                                                                         ---------   ---------
          Cash used by investing activities                               (141,355)   (160,185)
                                                                         ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                                     83,330         879
   Sale of 9 3/4% Senior Subordinated Notes                                146,000           -
   Advances on revolving credit facility and other borrowings               29,837     123,651
   Payments on revolving credit facility and other borrowings             (200,361)    (16,515)
   Dividends paid                                                           (1,328)     (4,392)
   Other                                                                         -      (3,665)
                                                                         ---------   ---------
          Cash provided by financing activities                             57,478      99,958
                                                                         ---------   ---------

Net increase (decrease) in cash and cash equivalents                           690      (3,241)

Cash and cash equivalents, beginning of period                               5,245       5,797
                                                                         ---------   ---------

Cash and cash equivalents, end of period                                 $   5,935   $   2,556
                                                                         =========   =========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                          September 30, 1999 and 1998

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

     The Company reviews its proved oil and gas properties for impairment on a field basis. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from production of total proved oil and gas reserves over the economic life of the reserves, based on the Company's expectations of future oil and gas prices and costs. No impairment provision was required for the first nine months of either 1999 or 1998. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions.

     Statements of Cash Flows

     Cash payments for interest totaled $36,454,628 and $28,985,776 for the nine months ended September 30, 1999 and 1998, respectively. Cash payments for U.S. Federal and state income taxes were $1,473,252 during the nine months ended September 30, 1998. There were no cash payments made for U.S. income taxes in the first nine months of 1999. During the nine months ended September 30, 1999 and 1998, the Company made cash payments of $62,671 and $1,256,041, respectively, for foreign taxes.

     Earnings Per Share

     The Company applies Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS No. 128"). Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For the nine months ended September 30, 1998, and for the three months ended September 30, 1998, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss per share were the same. Had the Company been in a net income position for these periods, the Company's diluted weighted average outstanding common shares as calculated under SFAS No. 128 would have been 52,718,463 and 52,443,546, respectively. In addition, for the nine months ended September 30, 1999 and 1998, and for the three months ended September 30, 1999 and 1998, the Company had outstanding stock options for 1,825,000, 829,000, 1,633,000 and 1,629,000 additional shares of the Company's common stock, respectively, with average exercise prices of $17.04, $20.08, $17.82 and $17.83, respectively, which were antidilutive.

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

     Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishing standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 defines comprehensive income as the total of net income and all other non-owner changes in equity. During the nine month periods ended September 30, 1999 and 1998, the Company had no non-owner changes in equity other than net income or loss.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

     On June 21, 1999, the Company completed a public offering of 9,000,000 shares of common stock, all of which were sold by the Company. Net proceeds of approximately $81.2 million were used to partially fund the purchase of certain oil and gas properties from a subsidiary of Total Fina S.A. and a subsidiary of Repsol S.A. in early July 1999. On July 15, 1999, in connection with the exercise by the underwriters of a portion of the over-allotment option, the Company sold an additional 240,800 shares of common stock using the additional $2.1 million of net proceeds to reduce a portion of the Company's existing indebtedness under its revolving credit facility.

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

          Operations in the gathering and gas marketing industries are in the United States. The Company operates in the oil and gas exploration and production industry in the United States, South America and in Yemen beginning in 1998. Summarized financial information for the Company's reportable segments for the first nine months and third quarters of 1999 and 1998 is shown in the following table:

                                                Exploration and Production
                                        ------------------------------------------
                                                                           Other                    Gas
                                            U.S.         Argentina        Foreign    Gathering   Marketing   Corporate    Total
                                        -----------     -----------     ----------  ----------- ----------- ----------- ----------
Nine months ended 9/30/99
----------------------------------
Revenues from external customers..      $  157,396      $    86,047     $    7,034  $     5,184 $   38,905  $       428 $  294,994
Intersegment revenues.............               -                -              -          951        949            -      1,900
Depreciation, depletion and
      amortization expense........          56,257           21,547          2,339        1,043          -        2,054     83,240
Operating income (loss)...........          38,969           43,064         (2,212)         209      1,810       (1,628)    80,212
Total assets......................         523,472          378,882        129,591        7,388     12,307       73,435  1,125,075
Capital investments...............          15,239          125,319         28,329          621          -          870    170,378
Long-lived assets.................         493,036          351,321        121,702        3,928          -        3,831    973,818

Nine months ended 9/30/98
----------------------------------
Revenues from external customers..      $  150,774      $    51,853     $    4,428  $     6,811 $   39,664  $       681 $  254,211
Intersegment revenues.............               -                -              -          568      1,106            -      1,674
Depreciation, depletion and
      amortization expense........          55,636           19,290          2,320        1,365          -        1,672     80,283
Operating income (loss)...........           8,689           11,841         (1,352)        (405)     1,963         (992)    19,744
Total assets......................         578,380          255,238         64,730        7,658     10,143       48,625    964,774
Capital investments...............          92,544           38,212         21,775        1,521          -        2,887    156,939
Long-lived assets.................         547,771          246,753         59,798        4,368          -        6,037    864,727

Three months ended 9/30/99
----------------------------------
Revenues from external customers..      $   65,147      $    49,155     $    3,722  $     1,734 $   16,404  $       267 $  136,429
Intersegment revenues.............               -                -              -          301        375            -        676
Depreciation, depletion and
      amortization expense........          15,383            8,666          1,001          349          -          832     26,231
Operating income (loss)...........          28,494           29,812          1,573           74        699         (679)    59,973
Capital investments...............           6,077          124,258          7,349           32          -          535    138,251

Three months ended 9/30/98
----------------------------------
Revenues from external customers..      $   47,570      $    16,197      $   1,306  $     1,476 $   12,593  $       143 $   79,285
Intersegment revenues.............               -                -              -          117        339            -        456
Depreciation, depletion and
      amortization expense........          18,269            6,505            784          494          -          745     26,797
Operating income (loss)...........             258            3,196              3         (351)       532         (602)     3,036
Capital investments...............          26,059           10,371          5,562          662          -          513     43,167

      Intersegment sales are priced in accordance with terms of existing contracts and current market conditions. Capital investments include expensed exploratory costs. Corporate general and administrative costs and interest costs are not allocated to the operating income (loss) of the segments.

5.    COMMITMENTS

      During April 1999, the Company entered into a new lease agreement for its corporate headquarters. The future minimum commitments under all of the Company's long-term non-cancellable leases for office space, including this new agreement, for the remaining three months of 1999 and the calendar years of 2000 through 2004 are $0.3 million, $1.4 million, $1.3 million, $1.4 million, $1.4 million and $1.5 million, respectively, with $3.7 million remaining in years thereafter.

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

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                  -----------------------       -----------------------
                                                     1999          1998           1999          1998
                                                  --------       --------       ---------     ---------
Production:
   Oil (MBbls) -
       U.S.....................................     2,183          2,500            6,484         7,509
       Argentina...............................     2,287          1,552            5,330         4,637
       Ecuador.................................       138              -              381             -
       Bolivia.................................        28             30               58            99
       Total...................................     4,636          4,082           12,253        12,245

   Gas (MMcf) -
       U.S.....................................     9,577         10,386           29,010        31,530
       Bolivia.................................     1,817          1,372            3,345         4,036
       Argentina...............................     2,547              -            2,921             -
       Total...................................    13,941         11,758           35,276        35,566

   Total MBOE..................................     6,959          6,042           18,132        18,172

Average prices:
   Oil (per Bbl) -
       U.S.....................................   $ 17.50 (a)    $ 11.08          $ 14.01 (a)   $ 11.64
       Argentina...............................     19.72          10.43            15.32         11.18
       Ecuador.................................     14.28              -            10.74             -
       Bolivia.................................     16.95          10.24            14.53         11.49
       Total...................................     18.50 (a)      10.83            14.48 (a)     11.46

   Gas (per Mcf) -
       U.S.....................................   $  2.41        $  1.90          $  1.98       $  2.00
       Bolivia.................................       .70            .73              .63           .81
       Argentina...............................      1.37              -             1.32             -
       Total...................................      2.00           1.76             1.80          1.86

(a) Includes the impact of hedging activities.

  Average U.S. oil prices received by the Company fluctuate generally with changes in the West Texas Intermediate ("WTI") posted prices for oil. The Company's Argentina oil production is sold at WTI spot prices less a specified differential. The Company experienced a 26 percent increase in its average oil price in the first nine months of 1999 compared to the first nine months of 1998 and a 71 percent increase in the third quarter of 1999 compared to the same period of 1998. The Company realized an average oil price (before the impact of hedges) for the third quarter of 1999 which was approximately 99 percent of WTI posted prices compared to a realization of 93 percent of WTI posted prices for the year-earlier third quarter. The Company's average realized oil price (before the impact of hedges) increased to 86 percent of the NYMEX reference price ("NYMEX") in the third quarter of 1999 compared to 77 percent of NYMEX in the year-earlier period.

  Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. The Company's Argentina average gas price is tied to a long-term contract under which the base price is tied to the NYMEX reference price for oil. The Company's overall average gas price for the first nine months of 1999 was three percent lower than 1998's first nine months; however, its overall average gas price for the third quarter of 1999 was 14 percent higher than the same period of 1998.

  The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company had no hedging agreements in place covering 1998 oil or gas production. The Company has various natural gas basis swaps in place for the last three months of 1999 covering a total of 82,000 MMBtu of gas per day plus an additional 3,000 MMBtu per day for the month of October 1999. The natural gas basis swaps were used to reduce the Company's exposure to increases in the basis differential between the NYMEX reference price and the Company's industry delivery point indexes under which the gas is sold. During the first nine months of 1999, the Company's overall and U.S. average gas prices were each reduced by two cents and three cents, respectively, as a result of these swaps. The Company's overall and U.S. average gas prices for the third quarter of 1999 were each increased by one cent as a result of the swaps.

  The Company's overall and U.S. average oil prices for the first nine months of 1999 were decreased by eight cents and 15 cents, respectively, as a result of oil hedges. The Company's overall and U.S. average oil prices for the third quarter of 1999 were decreased by 27 cents and 57 cents, respectively, as a result of oil hedges. The Company currently has no oil hedges in place.

  Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on third quarter 1999 oil production, a change in the average oil price realized by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $3.3 million and $4.5 million, respectively. A 10 cent per Mcf change in the average price realized by the Company for gas would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $0.9 million and $1.4 million, respectively, based on third quarter 1999 gas production.

Period to Period Comparison

Three months ended September 30, 1999, Compared to three months ended September 30, 1998

  The Company reported net income of $27.3 million for the quarter ended September 30, 1999, compared to a net loss of $9.9 million for the year-earlier quarter. The increase in the Company's net income is primarily due to the 71 percent increase in average oil prices and a 14 percent increase in average gas prices coupled with a 15 percent increase in production on an equivalent barrel basis. These gains were partially offset by a $3.7 million increase in interest expense and a $2.4 million increase in lease operating expenses.

  Oil and gas sales increased $48.7 million (75 percent), to $113.6 million for the third quarter of 1999 from $64.9 million for the third quarter of 1998. A 71 percent increase in average oil prices, coupled with a 14 percent increase in oil production, accounted for an increase in oil sales of $41.6 million. A 14 percent increase in average gas prices, coupled with a 19 percent increase in gas production, accounted for a $7.1 million increase in gas sales for the 1999 third quarter as compared to the year-earlier quarter. The 14 percent increase in oil production and the 19 percent increase in gas production are primarily the result of the acquisition of the El Huemul concession in Argentina in July 1999.

  Other income increased $4.4 million (1,467 percent), to $4.7 million for the third quarter of 1999 from $0.3 million for the third quarter of 1998. The increase is primarily the result of the recognition of gains of $3.3 million resulting from the sales of certain non-strategic oil and gas properties during the third quarter of 1999.

  Lease operating expenses, including production taxes, increased $2.4 million (8 percent), to $31.9 million for the third quarter of 1999 from $29.5 million for the third quarter of 1998. The increase in lease operating expenses is due to the acquisition of the El Huemul concession in Argentina in July of 1999.
The additional costs as a result of El Huemul were partially offset by cost reductions resulting from the rebidding of certain operating services and supplies and the restructuring of certain domestic field operations which began in late 1998. As a result of the 15 percent increase in production on an equivalent barrel basis and the Company's cost reduction efforts, lease operating expenses per equivalent barrel produced decreased six percent to $4.58 in the third quarter of 1999 from $4.88 for the same period in 1998.

  Exploration costs decreased $5.2 million (80 percent), to $1.3 million for the third quarter of 1999 from $6.6 million for same period of 1998. During the third quarter of 1999, the Company's exploration costs included $0.7 million for unsuccessful exploratory drilling and lease impairments and $0.6 million for 3-D seismic data and other geological and geophysical costs. The Company's 1998 third quarter exploration costs consisted primarily of $2.8 million in 3-D seismic acquisition costs primarily in the U.S. Gulf Coast area and Bolivia, $2.2 million in unsuccessful exploratory drilling, $1.2 million for lease expirations and $0.4 million in other geological and geophysical costs.

  General and administrative expenses increased $0.6 million (8 percent), to $8.4 million for the third quarter of 1999 from $7.8 million for the third quarter of 1998 due partially to costs incurred relating to Year 2000 readiness and the additional costs associated with the acquisition of the Company's Ecuadorian subsidiary, Elf Hydrocarbures Equateur ("Elf Ecuador"), from Elf Aquitaine in November 1998 and the establishment of an office in Yemen in mid-1998 to support the exploration efforts begun there in late 1997. Despite the eight percent increase in costs, general and administrative expenses per equivalent barrel produced for the third quarter of 1999 decreased to $1.21 from the $1.30 seen in the prior-year quarter as a result of the 15 percent increase in the Company's oil and gas production.

  Depreciation, depletion and amortization ("DD&A") decreased $0.6 million (2 percent), to $26.2 million for the third quarter of 1999 from $26.8 million for the third quarter of 1998, due to the 15 percent decrease in the Company's average amortization rate per equivalent barrel produced which more than offset the 15 percent increase in the Company's oil and gas production for the third quarter of 1999. The average amortization rate per equivalent barrel of the Company's oil and gas properties decreased from $4.23 in the third quarter of 1998 to $3.58 in the third quarter of 1999 primarily as a result of the impact of the new production from the Company's El Huemul and Naranjillos concessions which have substantially lower amortization rates.

  Interest expense increased $3.7 million (32 percent), to $15.2 million for the third quarter of 1999 from $11.5 million for the third quarter of 1998, due primarily to a 24 percent increase in the Company's total average outstanding debt as a result of the Company's 1998 total capital spending, including acquisitions, in excess of 1998's cash flow and the increase in the Company's overall average interest rate to 8.33% in the third quarter of 1999 as compared to 7.74% in the third quarter of 1998. The Company had $12.3 million and $5.3 million of accrued interest payable at September 30, 1999, and December 31, 1998, respectively, included in other payables and accrued liabilities.

Nine months ended September 30, 1999, Compared to nine months ended September 30, 1998

  The Company reported net income of $14.3 million for the nine months ended September 30, 1999, compared to a net loss of $21.0 million for the year-earlier period. The increase in the Company's net income is primarily due to a 26 percent increase in average oil prices, a 12 percent decrease in lease operating costs, the recognition of $7.7 million in gains related to the sales of non-strategic oil and gas properties and a 50 percent decrease in exploration costs. These items were partially offset by a 44 percent increase in interest expense, a four percent increase in DD&A and a three percent decrease in average gas prices.

  Oil and gas sales increased $34.3 million (17 percent), to $240.9 million for the first nine months of 1999 from $206.6 million for the nine months of 1998. A 26 percent increase in average oil prices primarily accounted for the $34.3 million increase in oil and gas sales for the first nine months of 1999 as compared to the year-earlier period.

  Other income increased $8.8 million (733 percent), to $10.0 million for the first nine months of 1999 from $1.2 million for the first nine months of 1998. The increase is primarily the result of the recognition of gains of $7.7 million resulting from the sales of certain non-strategic oil and gas properties during the first nine months of 1999.

  Lease operating expenses, including production taxes, decreased $10.7 million (12 percent), to $81.0 million for the first nine months of 1999 from $91.7 million for the first nine months of 1998. The decrease in lease operating expenses is due primarily to operating cost reductions resulting from the shutting-in of certain oil properties for a portion of the period as a result of historically low oil prices, the rebidding of certain operating services and supplies and the restructuring of certain field operations. These cost savings seen in 1999 were partially offset by the additional lease operating costs associated with the El Huemul concession in Argentina acquired in early July 1999. In addition, the first nine months of 1998 included lease operating costs of approximately $2.2 million relating to the storm damage clean up and repairs required as a result of severe weather in California and the Gulf of Mexico; no similar charges were incurred in 1999. Primarily as a result of the Company's cost reduction efforts, lease operating expenses per equivalent barrel produced decreased 11 percent to $4.47 in the first nine months of 1999 from $5.05 for the same period in 1998.

  Exploration costs decreased $9.4 million (50 percent), to $9.5 million for the first nine months of 1999 from $18.9 million for same period of 1998. During the first nine months of 1999, the Company's exploration costs included $5.2 million for the acquisition of 3-D seismic data primarily in Yemen and western Oklahoma, $3.1 million for unsuccessful exploratory drilling and lease impairments and $1.2 million in other geological and geophysical costs. The Company's 1998 first nine months exploration costs consisted primarily of $12.8 million in 3-D seismic acquisition costs primarily in the U.S. Gulf Coast area and Bolivia, $2.7 million in unsuccessful exploratory drilling, $1.9 million in lease expirations and $1.5 million in other geological and geophysical costs.

  General and administrative expenses increased $0.6 million (3 percent) to $24.5 million for the first nine months of 1999 from $23.9 million for the first nine months of 1998. Additional costs associated with the acquisition of Elf Ecuador in November 1998 and the establishment of an office in Yemen in mid-1998 to support the exploration efforts begun there in late 1997 and costs related to Year 2000 readiness were primarily offset as a result of the Company's cost cutting efforts during 1999. General and administrative expenses per equivalent barrel produced increased to $1.35 from $1.32 in the year-earlier first nine months.

  Depreciation, depletion and amortization increased $2.9 million (4 percent), to $83.2 million for the first nine months of 1999 from $80.3 million for the first nine months of 1998, due primarily to the four percent increase in the average amortization rate per equivalent barrel of the Company's oil and gas properties from $4.25 in the first nine months of 1998 to $4.41 in 1999. This increase was primarily a result of the dramatic impact that historically low oil and gas prices had on the Company's December 31, 1998, proved oil and gas reserves used to calculate its first quarter DD&A.

  Interest expense increased $13.5 million (44 percent), to $44.3 million for the first nine months of 1999 from $30.8 million for the first nine months of 1998, due primarily to a 36 percent increase in the Company's total average outstanding debt as a result of the Company's 1998 total capital spending, including acquisitions, in excess of 1998's cash flow and an increase in the Company's overall average interest rate to 8.04% in the first nine months of 1999 from 7.80% in the first nine months of 1998.

Capital Expenditures

  During the first nine months of 1999, the Company's domestic oil and gas capital expenditures totaled $15.2 million. Exploratory activities accounted for $6.8 million of these expenditures with exploitation activities contributing another $6.4 million. The $2.0 million balance of the domestic capital expenditures relates to the acquisition of certain additional interests in Company operated oil and gas properties and gathering system additions. During the first nine months of 1999, the Company's international oil and gas capital expenditures totaled $153.6 million, including $22.1 million and $5.2 million in Bolivia and Yemen, respectively, primarily on exploratory drilling in Bolivia and seismic activity in Yemen. The largest of the Company's international capital expenditures was the purchase of the El Huemul concession in Argentina in early July for approximately $122.0 million in cash and deferred payments.

  During June 1999, the Company entered into a definitive purchase and sale agreement with a subsidiary of Total Fina S.A. to purchase its 70 percent interest in certain oil and gas properties located in the San Jorge basin's El Huemul concession in Argentina for $88.3 million. The Company closed the acquisition on July 1, 1999. The Company has a deferred payment of $13.0 million related to this acquisition due on or before December 31, 1999. Additionally, on July 6, 1999, the Company purchased the remaining 30 percent interest in these oil and gas properties from a subsidiary of Repsol S.A. for $33.7 million in cash, including a deferred payment of $5.9 million due on or before January 3, 2000. The cash required for the closing of these two acquisitions was funded by the net proceeds from the June 1999 common stock offering and advances under the Company's revolving credit facility. The Company expects cash flow from these properties to be sufficient to fund the $18.9 million in deferred payments.

  The Company committed to perform 17,728 work units related to its concession rights in the Naranjillos field in Santa Cruz Province, Bolivia awarded in late 1997. The total work unit commitment was guaranteed by the Company through an $88.6 million letter of credit; however, the Company anticipated that it would fulfill this three-year work unit commitment through approximately $60 million of various seismic and drilling capital expenditures. During 1998, the Company spent approximately $7.6 million toward the fulfillment of the work unit commitment through the acquisition of seismic data and the drilling of one well. Of the $24 million (7,500 work units) budgeted by the Company to be spent in 1999 related to the fulfillment of its Naranjillos field commitment, approximately $18.6 million was spent during the first nine months primarily on exploratory drilling activities. Through September 1999, the Company had completed approximately 6,400 work units of the 17,728 work unit commitment.

  During July 1999, the Company also committed to perform an additional 1,068 work units in its Chaco field located in Bolivia over the next two years. This work commitment is secured by a $5.3 million letter of credit.

  The Company is also committed to spend approximately $11 million in the Republic of Yemen over a two and one-half year period which began in July 1998. The expenditures will include the acquisition and interpretation of 150 square kilometers of seismic and the drilling of three exploration wells. At the end of the first two and one-half years, the Company has the option to extend the work program for a second two and one-half year period with similar work and capital commitments required. During 1998, approximately $0.6 million of the $11 million commitment was spent. Of the approximately $5 million budgeted to be spent in 1999 for the acquisition of 3-D seismic data in Yemen, the Company spent approximately $4.4 million in the first nine months of 1999.

  Except for the commitments discussed above, the timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally generated cash flow, coupled with advances under its revolving credit facility, to fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, will be sufficient to fund its revised budget of $83 million for non-acquisition capital expenditures during 1999. The Company's planned 1999 non-acquisition capital expenditure budget is currently allocated 55 percent to exploration activities and 45 percent to exploitation activities, including development and infill drilling. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "-Liquidity"), however, no assurance can be given that sufficient funds will be available to fund the Company's desired acquisitions.

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

  On June 21, 1999, the Company completed a public offering of 9,000,000 shares of common stock, all of which were sold by the Company. Net proceeds of approximately $81.2 million were used to partially fund the purchase of certain oil and gas properties from Total and Repsol in early July 1999 (see "-Capital Expenditures"). In July 1999, in connection with the exercise by the underwriters of a portion of the over-allotment option, the Company sold an additional 240,800 shares of common stock using the additional $2.1 million of net proceeds to reduce a portion of the Company's existing indebtedness under its revolving credit facility.

  The Company's unsecured revolving credit facility under the Amended and Restated Credit Agreement dated October 21, 1998, as amended (the "Credit Agreement"), establishes a borrowing base (currently $400 million) determined by the banks' evaluation of the Company's oil and gas reserves. The banks are currently in the process of completing their semi-annual borrowing base review. As a result of this review, the Company's Agent bank has recommended the remaining lenders approve a $550 million borrowing base; however, no assurance can be given that the banks will approve this new borrowing base.

  Outstanding advances under the Credit Agreement bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. As of November 3, 1999, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances, which resulted in an average interest rate of approximately 6.9 percent per annum. In addition, the Company must pay a commitment fee ranging from 0.25 to 0.375 percent per annum on the unused portion of the banks' commitment.

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

  The unused portion of the Credit Agreement was approximately $134 million at November 3, 1999. The unused portion of the Credit Agreement and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased.

  The Company's internally generated cash flow, results of operations and financing for its operations are dependent on oil and gas prices. Although the Company has seen significant improvements in its commodity prices during the third quarter of 1999, should these improvements not be sustained, its earnings and cash flow from operations will be adversely impacted. The Company believes that its cash flows and unused availability under the Credit Agreement are sufficient to fund its planned capital expenditures for the foreseeable future. However, lower oil and gas prices may cause the Company to not be in compliance with maintenance covenants under its Credit Agreement and may negatively affect its credit statistics and coverage ratios and thereby affect its liquidity.

Inflation

  In recent years, U.S. inflation has not had a significant impact on the Company's operations or financial condition. For discussion on the Company's international operations and the impact of inflation, see the section "Foreign Currency and Operations Risk" under "Item 3. Quantitative and Qualitative Disclosures About Market Risk" located elsewhere in this Form 10-Q.

Income Taxes

  The Company incurred a current provision for income taxes of approximately $2.8 million for the first nine months of 1999 and realized a current benefit of approximately $0.6 million for the same period of 1998. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries as it is the Company's intention, generally, to reinvest such earnings permanently.

  As of December 31, 1998, the Company had estimated net operating loss ("NOL") carryforwards of $44.9 million for Argentina income tax reporting purposes which can be used to offset future taxable income in Argentina. The carryforward amount includes certain Argentina NOL carryforwards which were acquired and are recorded at cost ($1.0 million), which is less than the calculated value for the tax effect of these carryforwards ($6.0 million) under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. These unrecorded NOL carryforwards ($14.4 million) will reduce the Company's foreign income tax provision for financial purposes by approximately $5.0 million when their benefits are realized.

  As a result of the significant decline in oil prices in 1998, primarily in the fourth quarter, the Company believed that $16.2 million of Argentina NOL carryforwards would expire in 1999 unutilized and therefore recorded a valuation allowance against its Argentina deferred tax asset of approximately $5.7 million in the fourth quarter of 1998 related to these carryforwards.

  With the recovery of oil prices in the second and third quarters of 1999, it is expected that the Company will utilize all of its Argentine NOL's including those expiring in 1999 and those acquired but not previously recorded. As a result, the Company has reduced its income tax provision for the nine months ended September 30, 1999, by approximately $6.1 million and expects to reduce its fourth quarter provision by the remaining $4.6 million relating to the previously unrecorded acquired NOL's.

  The Company has a U.S. Federal alternative minimum tax ("AMT") credit carryforward of approximately $4.8 million which does not expire and is available to offset U.S. Federal regular income taxes in future years, but only to the extent that U.S. Federal regular income taxes exceed the AMT in such years. As a result of the historically low oil prices of 1998, the Company incurred a NOL of $104.4 million for U.S. Federal income tax purposes in 1998 and will be able to carry back $30.8 million of the NOL two years to receive a refund of prior income taxes paid and the remaining $73.6 million of the NOL forward up to 20 years to offset future income taxes to be paid.

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

  The following is the Company's targeted Non-IT and IT compliance time line:


                                                    Status
                                                 -----------
               DOMESTIC SERVICES
                Non-IT Systems and Equipment:
                  Identification Phase.......     Completed
                  Compliance.................     Completed


                IT Systems and Equipment:
                  Identification Phase.......     Completed
                  Compliance.................     Completed

               INTERNATIONAL SERVICES
                Non-IT Systems and Equipment:
                  Identification Phase.......     Completed
                  Compliance.................     Completed

                IT Systems and Equipment:
                  Identification Phase.......     Completed
                  Compliance.................     Completed


  The identification phase reported minimal non-compliance within the domestic Non-IT technology and devices. Of the 1,800 components inventoried, only 157 devices were non-compliant. The Company has completed all strategy, planning, equipment upgrades or replacement, renovation and testing, for domestic operations. Of the 179 components inventoried in its international operations, 54 devices were categorized as non-compliant. The Company has completed all strategy, planning, equipment upgrades or replacement, renovation and testing, for its international operations including any items associated with our July 1999 El Huemul acquisition. As part of the Company's domestic and international operational contingency planning, year-end roll-over and critical systems monitoring have been implemented.

  The Company has inventoried its IT equipment and systems and has completed all corrective action. Critical domestic accounting equipment and software were replaced or upgraded in mid-1998. The international accounting systems, including those related to our November 1998 acquisition in Ecuador, are now replaced or upgraded.

  Included in the Company's Y2K Project are procedures to determine the readiness of its business partners, such as service companies, technology providers, transportation and communication providers, pipeline systems, materials suppliers and oil and gas product purchasers. By use of questionnaires, 14,000 notices were distributed which will allow the Company to determine the extent to which these business partners are addressing their Y2K issues. Each returned document is examined for a response that may be detrimental to the Company's operations. To date, approximately 6,000 of the Company's business partners have responded and those business partners who did not respond and who are considered key businesses in the support of the Company's operations were sent a second request, followed by direct correspondence, to determine their readiness. Any material adverse responses have been reviewed to determine an alternate business partner selection or the need for alternative actions to mitigate the impact on the Company.

  The Cost to Address Y2K Issues. The Company believes that the cost of the Y2K Project will not exceed $2.5 million, excluding costs of Company employees working on the Y2K Project. Costs incurred for the purchase of new software and hardware are being capitalized and all other costs are being expensed as incurred. To date, the Company has incurred Y2K Project costs of approximately $2.2 million. The expenditures relate primarily to the use of contract service consultants and the upgrading and replacement of existing software and hardware.

  Y2K Worst-Case Scenario. The Company's initial results from its assessment phase of the Y2K Project is that its internal systems have fewer Y2K compliance problems than initially anticipated. As the Company has tested and does have compliant all internal systems within its control, it believes its likely worst-case scenario is the possibility of operational interruptions due to non-compliance by third parties. This non-compliance could cause operational problems such as temporary disruptions of certain production, delays in marketing and transportation of production and delays of payments for oil and gas sales. This risk should be minimized by the Company's efforts to communicate and evaluate third party compliance.

  The Company has developed contingency plans in the event that problems should arise due to third party non-compliance or any failures of the Company's systems. These plans are essentially complete and include, but are not limited to, backup and recovery procedures, installations of new systems, replacement of current services with temporary manual processes, finding non-technological alternatives or sources of information, and finding alternative suppliers, service companies and purchasers. Due to the uncertainties of Y2K, there is no assurance that any contingency plan will cover all scenarios, therefore the Company will continue to refine and test these contingency plans through January 1, 2000.

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

  The Company has various natural gas basis swaps in place for the last three months of 1999 covering a total of 82,000 MMBtu of gas per day plus an additional 3,000 MMBtu per day for the month of October 1999 for a total weighted average differential of approximately one and one-half cents below NYMEX. These natural gas basis swaps were used to reduce the Company's exposure to increases in the basis differential between the NYMEX reference price and the Company's industry delivery point indexes under which the gas is sold. During the first ten months of 1999, the actual basis differential for this same volume of gas was approximately two cents above NYMEX.

  Interest Rate Risk

  The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR based borrowings from its commercial banks. To reduce the impact of fluctuations in interest rates the Company maintains a portion of its total debt portfolio in fixed rate debt. At September 30, 1999, the amount of the Company's fixed rate debt was approximately 61 percent of total debt. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner. The following table provides information about the Company's long-term debt cash flows and weighted average interest rates by expected maturity dates:

                                                                                                           Fair Value
                                                                                   There-                      at
                                  1999     2000     2001       2002     2003       after        Total        9/30/99
                                -------  -------  --------   --------  -------   ----------   ----------  -----------
Long-Term Debt:
Fixed rate (in thousands).....       -       -         -            -         -   $399,090     $399,090     $393,500
Average interest rate.........       -       -         -            -         -        9.2%         9.2%           -
Variable rate (in thousands)..       -       -   $31,638    $126,5500   $94,912          -     $253,100     $253,100
Average interest rate.........       -       -        (a)          (a)       (a)         -           (a)           -

(a) LIBOR plus an increment, based on the level of outstanding senior debt to the borrowing base, up to a maximum increment of 2.0 percent. The increment above LIBOR at September 30, 1999, was 1.45 percent.

  Foreign Currency and Operations Risk

  International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. The Company has international operations in Argentina, Bolivia, Ecuador and Yemen. For the first nine months of 1999, the Company's operations in Argentina accounted for approximately 29 percent of the Company's revenues, 54 percent of its operating profit and 34 percent of its total assets. For the first nine months of 1998, the Company's operations in Argentina accounted for approximately 20 percent of the Company's revenues, 60 percent of its operating income and 26 percent of its total assets. During such periods, the Company's operations in Argentina represented its only foreign operations accounting for more than 10 percent of its revenues, operating income or total assets. The Company expects that its $122.0 million acquisition of the Argentina El Huemul concession in July 1999 will increase the revenues and operating profit percentages on a go-forward basis. The Company continues to identify and evaluate international opportunities but currently has no binding agreements or commitments to make any material international investment. As a result of such significant foreign operations, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in these foreign countries.

  The Company believes Argentina offers a relatively stable political environment and does not anticipate any significant change in the near future. The current democratic form of government has been in place since 1983 and, since 1989, has pursued a steady process of privatization, deregulation and economic stabilization and reforms involving the reduction of inflation and public spending. Argentina's 12-month trailing inflation rate measure by the Argentine Consumer Price Index declined from 200.7 percent as of June 1991 to a negative 2.25 percent (-2.25%) as of September 1999.

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

     On February 1, 1987, a new currency, the Boliviano ("Bs"), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house, the Bolsin, which is under the supervision of the Bolivian Central Bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at September 30, 1999, was US$1:Bs 5.92. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

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

     The economy of Ecuador has been uneven in recent years and has recently reached a crisis level, due in large part to recent low oil prices and damage from El Nino floods. Because of the economic crisis, the country has experienced shortfalls in its fiscal budget and massive reductions in its monetary reserves. In April, Congress initiated audits of the banking system and in July announced the decision to liquidate one bank, merge three others and recapitalize four more with Ecuadorian state assistance. Year-to-date inflation as of September 30, 1999, has reached 60 percent and the sucre (Ecuador's monetary unit) has devalued by 102 percent. The exchange rate between sucres and U.S. dollars at September 30, 1999, was 12,371:1 compared to the exchange rate at January 1, 1999, of 6,391:1. All of the Company's revenues are U.S. dollar based and since June 1, 1999, more than 70 percent of revenues are collectible directly from international oil purchasers into U.S. bank accounts. Although the Company believes that any currency risk associated with its operations in Ecuador would not have a material impact on its financial position or results of operations, it has policies in place to minimize its currency risk in Ecuador. These policies include the maintenance of excess funds in U.S. dollar accounts located in the U.S., the payment of operating expenses in local currency and the conversion of local currency denominated receipts into U.S. dollars.

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

Item 5.   Other Information
          -----------------

          A copy of the Company's press release dated November 3, 1999, is attached as an exhibit hereto and incorporated herein by reference.

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

              27.    Financial data schedule.

              99. Press release dated November 3, 1999, issued by the Company.

          b)  Reports on Form 8-K
              Form 8-K dated September 7, 1999, was filed September 8, 1999, to report under Item 5 the Company's press release dated September 7, 1999, regarding strategic goals for 2000.


    ************************************************************************

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     VINTAGE PETROLEUM, INC.
                                     -----------------------
                                           (Registrant)



DATE:  November 3, 1999              \s\ Michael F. Meimerstorf
      ------------------             -------------------------------------
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

Exhibit
Number                            Description
------       ----------------------------------------------------------------

27.          Financial Data Schedule.

99.          Press release dated November 3, 1999, issued by the Company.