Form 10-K405
period 1999-12-31
VINTAGE PETROLEUM INC
filed 2000-03-13
CIK 809428

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from    to

                        Commission file number 1-10578

                            VINTAGE PETROLEUM, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                     73-1182669
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

       110 West Seventh Street
          Tulsa, Oklahoma                                 74119-1029
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (918) 592-0101

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
       Title of each class                    on which registered
       -------------------                    -------------------
    Common Stock, $.005 Par Value           New York Stock Exchange
   Preferred Share Purchase Rights          New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 29, 2000, 62,411,866 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $725,961,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2000, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                            VINTAGE PETROLEUM, INC.
                                   FORM 10-K
                         YEAR ENDED DECEMBER 31, 1999
                               TABLE OF CONTENTS


                                                      PART I
                                                                                                             Page
                                                                                                             ----
Items 1 and 2.    Business and Properties....................................................................   1

Item 3.           Legal Proceedings..........................................................................  21

Item 4.           Submission of Matters to a Vote of Security-Holders........................................  21

Item 4A.          Executive Officers of the Registrant.......................................................  22

                                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters......................  25

Item 6.           Selected Financial Data....................................................................  26

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations......  27

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.................................  36

Item 8.           Financial Statements and Supplementary Data................................................  38

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......  38

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant.........................................  38

Item 11.          Executive Compensation.....................................................................  38

Item 12.          Security Ownership of Certain Beneficial Owners and Management.............................  38

Item 13.          Certain Relationships and Related Transactions.............................................  38

                                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K............................  39

Signatures...................................................................................................  42

Index to Financial Statements................................................................................  43

                              Certain Definitions


As used in this Form 10-K:

     Unless the context requires otherwise, all references to the "Company" include Vintage Petroleum, Inc., its consolidated subsidiaries and its proportionately consolidated general partner interests in various joint ventures.

     "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "BCFE" means billion cubic feet of gas equivalent, "MMbtu" means million British thermal units, "Bbl" means barrel, "MBbls" means thousand barrels, "MMBbls" means million barrels, "BOE" means equivalent barrels of oil, "MBOE" means thousand equivalent barrels of oil and "MMBOE" means million equivalent barrels of oil.

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

     These forward-looking statements include, among others, such things as:

     .   the amount and nature of future capital expenditures;
     .   wells to be drilled or reworked;
     .   oil and gas prices and demand;
     .   exploitation and exploration prospects;
     .   estimates of proved oil and gas reserves;
     .   reserve potential;
     .   development and infill drilling potential;
     .   expansion and other development trends of the oil and gas industry;
     .   business strategy;
     .   production of oil and gas reserves;
     .   expansion and growth of our business and operations; and
     .   Year 2000 plans and compliance.

     These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations, including:

     . the risk factors discussed in this Form 10-K and listed from time to time in the Company's filings with the Securities and Exchange Commission;
     .  oil and gas prices;
     .  exploitation and exploration successes;
     .  continued availability of capital and financing;
     .  general economic, market or business conditions;
     . the acquisition and other business opportunities (or lack thereof) that may be presented to and pursued by the Company;
     .  changes in laws or regulations; and
     .  other factors, most of which are beyond the control of the Company.

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

                                    PART I

Items 1 and 2.  Business and Properties.

General

     The Company is an independent oil and gas company focused on the acquisition of oil and gas properties which contain the potential for increased value through exploitation and exploration. The Company, through its experienced management and technical staff, has been successful in realizing such potential on prior acquisitions through workovers, recompletions, secondary recovery operations, operating cost reductions, and the drilling of development or exploratory wells. The Company believes that its primary strengths are its ability to add reserves at attractive prices, its technical expertise and its low cost operating structure.

     At December 31, 1999, the Company owned and operated producing properties in 13 states in the United States, with its domestic proved reserves located primarily in four core areas: the Gulf Coast, East Texas, Mid-Continent and West Coast areas of the United States. During 1999, the Company acquired additional producing properties in California. See "Acquisition Activities." In addition, the Company has international core areas located in Argentina, Bolivia and Ecuador. In Argentina the Company owns 15 oil concessions, 14 of which are operated by the Company, in the south flank of the San Jorge Basin in southern Argentina. During 1999, the Company expanded this core area with the purchase of the El Huemul concession. See "Acquisition Activities." In Bolivia, the Company owns and operates three blocks covering approximately 570,000 acres in the Chaco Plains area of southern Bolivia and the Naranjillos concession located in the Santa Cruz Province. In November 1998, the Company purchased, through a wholly-owned subsidiary, a subsidiary of Elf Aquitaine which operates through a branch in Ecuador. This subsidiary currently operates producing properties in the Oriente Basin and provides the Company with substantial undeveloped acreage which the Company believes has significant exploration potential. During 1999, the Company increased its ownership in these properties by purchasing an additional interest from one of its partners. See "Acquisition Activities."

     As of December 31, 1999, the Company owned interests in 3,505 gross (2,712 net) productive wells in the United States, of which approximately 82 percent are operated by the Company, 1,057 gross (1,040 net) productive wells in Argentina, of which approximately 98 percent are operated by the Company, 16 gross (15 net) productive wells in Bolivia, 100 percent of which are operated by the Company, and 8 gross (6 net) productive wells in Ecuador, 100 percent of which are operated by the Company. As of December 31, 1999, the Company's properties had proved reserves of 468.0 MMBOE, comprised of 303.2 MMBbls of oil and 989.0 Bcf of gas, with a present value of estimated future net revenues before income taxes (utilizing a 10 percent discount rate) of $3.0 billion and a standardized measure of discounted future net cash flows of $2.2 billion. From the first quarter of 1997 through the fourth quarter of 1999, the Company increased its average net daily production from 37,325 Bbls of oil to 50,250 Bbls of oil and from 97,700 Mcf of gas to 142,150 Mcf of gas.

     Financial information relating to the Company's industry segments is set forth in Note 8 "Segment Information" to the Company's consolidated financial statements included elsewhere in this Form 10-K.

     The Company was incorporated in Delaware on May 31, 1983. The Company's principal office is located at 110 West Seventh Street, Tulsa, Oklahoma 74119-1029, and its telephone number is (918) 592-0101.

Business Strategy

     The Company's overall goal is to maximize its value through profitable growth in its oil and gas reserves and production. The Company has been successful at achieving this goal through its ongoing strategy of (a) acquiring producing oil and gas properties, at favorable prices, with significant upside potential, (b) focusing on exploitation, development and exploration activities to maximize production and ultimate reserve recovery, (c) exploring non-producing properties, (d) maintaining a low cost operating structure and (e) maintaining financial flexibility. Key elements of the Company's strategy include:

     . Acquisitions of Producing Properties. The Company has an experienced management and technical team which focuses on acquisitions of operated producing properties that meet its selection criteria which include (a) significant potential for increasing reserves and production through exploitation, development and exploration, (b) attractive purchase price and (c) opportunities for improved operating efficiency. The Company's emphasis on property acquisitions reflects its belief that continuing consolidation and restructuring activities on the part of major integrated and large independent oil companies has afforded in recent years, and should afford in the future, attractive opportunities to purchase domestic and international properties. This acquisition strategy has allowed the Company to rapidly grow its reserves at favorable acquisition prices. From January 1, 1997, through December 31, 1999, the Company acquired 184.3 MMBOE of proved oil and gas reserves at an average acquisition cost of $2.23 per BOE. The Company replaced through acquisitions approximately 260 percent of its production of 71.8 MMBOE during the same period. The Company is continually identifying and evaluating acquisition opportunities, including acquisitions that would be significantly larger than those consummated to date by the Company. No assurance can be given that any such acquisitions will be successfully consummated.

     . Exploitation and Development. The Company pursues workovers, recompletions, secondary recovery operations and other production optimization techniques on its properties, as well as development and infill drilling, to offset normal production declines and replace the Company's annual production. From January 1, 1997, through December 31, 1999, the Company spent approximately $220.2 million on exploitation and development activities. During this period, the Company's recompletion and workover activities resulted in improved production or operating efficiencies in approximately 72 percent of these operations. As a result of all of its exploitation activities, including development and infill drilling, during the three-year period ended December 31, 1999, the Company succeeded in adding 65.7 MMBOE to proved reserves, replacing approximately 91 percent of production during this period. During 1999, excluding the impact of significantly higher year-end oil and gas prices, the Company added
          14.7 MMBOE through exploitation, replacing 59 percent of production even though exploitation capital spending was curtailed for a portion of 1999. The impact of higher year-end oil and gas prices resulted in an additional 75.4 MMBOE of reserve additions in 1999, which more than replaced the 49.0 MMBOE of proved reserves lost at year-end 1998 due to historically low oil and gas prices. The Company continues to maintain an extensive inventory of exploitation and development opportunities. Due to the improved product price environment, the Company anticipates increasing its level of spending to approximately $79 million in 2000 on exploitation and development projects, primarily in the United States and Argentina.

     . Exploration. The Company's overall exploration strategy balances high potential international prospects with lower risk drilling in known formations in the United States and Argentina. This prospect mix and the Company's practice of risk-sharing with industry partners is intended to lower the incidence and costs of dry holes. The Company makes extensive use of geophysical studies, including 3-D seismic, which further reduces the cost by increasing the success of its exploration program. From January 1, 1997, through December 31, 1999, the Company spent approximately $150.8 million on exploration activities, including the drilling of 72 gross (42.28 net) exploration wells, of which approximately 56 percent gross (68 percent net) were productive. As a result of all of the Company's exploration activities during the three-year period ending December 31, 1999, the Company succeeded in adding 55.7 MMBOE to proved reserves, replacing approximately 78 percent of production during this period. The Company's exploration activities in 1999 were focused on its core areas in the United States and Bolivia. The Company anticipates spending approximately $67 million during 2000 on exploration projects, primarily in the United States, Bolivia, Yemen and Ecuador.

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

     . Financial Flexibility. The Company is committed to maintaining financial flexibility, which management believes is important for the successful execution of its acquisition, exploitation and exploration strategy. In conjunction with the purchase of substantial oil and gas assets in 1990, 1992, 1995 and 1999, the Company completed four public equity offerings, as well as a public debt offering in 1995. The Company also successfully completed simultaneous public debt and equity offerings in February 1997, and a private debt offering in January 1999, under Rule 144A. These eight offerings provided the Company with aggregate net proceeds of approximately $643 million. The unused portion of the Company's revolving credit facility as of February 29, 2000, was approximately $363 million.

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

     Since the Company's incorporation in May 1983, it has been actively engaged in the acquisition of producing oil and gas properties primarily in the Gulf Coast, East Texas and Mid-Continent areas of the United States, and in California since April 1992. In 1995, a series of acquisitions made by the Company established a new core area in the San Jorge Basin in southern Argentina. In late 1996, the Company expanded its South American operations into Bolivia and in 1998 into Ecuador. The Company is constantly identifying and evaluating additional acquisition opportunities which may lead to expansion into new domestic core areas or other countries which the Company believes are politically and economically stable.

     From January 1, 1997, through December 31, 1999, the Company made oil and gas property acquisitions involving total costs of approximately $411.6 million. As a result of these acquisitions, the Company acquired approximately 184.3 MMBOE of proved oil and gas reserves. The following table summarizes the Company's acquisition experience during the periods indicated:

                                                                           Proved Reserves When Acquired         Cost
                                                                        -----------------------------------
                                                                                                                Per Boe
                                                        Acquisition        Oil           Gas                     When
                                                           Costs         (MBbls)       (MMcf)        MBOE       Acquired
                                                       --------------   ---------     --------     --------    ----------
                                                       (In thousands)
     U.S. Acquisitions:
        1997........................................     $  133,548      24,653        62,253       35,029        $3.81
        1998........................................         70,805       5,452        53,027       14,290         4.96
        1999........................................         31,662      10,343        14,947       12,834         2.47
                                                         ----------     -------       -------      -------

             Total U.S. Acquisitions................        236,015      40,448       130,227       62,153         3.80
                                                         ----------     -------       -------      -------

     International Acquisitions:
        1997........................................          6,201         758       111,212       19,293         0.32
        1998........................................         34,218      21,577             -       21,577         1.59
        1999........................................        135,125      67,734        81,072       81,246         1.66
                                                         ----------     -------       -------      -------

             Total International Acquisitions.......        175,544      90,069       192,284      122,116         1.44
                                                         ----------     -------       -------      -------

     Total U.S. and International Acquisitions......     $  411,559     130,517       322,511      184,269        $2.23
                                                         ==========     =======       =======      =======

     The Company estimates that 94.1 MMBOE of proved reserves, as of the various acquisition dates, were acquired in 1999 for an aggregate cost attributable to oil and gas assets of $166.8 million, resulting in an average cost of $1.77 per BOE. This average cost per BOE is substantially lower than the Company's average acquisition cost over the three-year period ended December 31, 1999, of $2.23 per BOE and the average acquisition cost since the Company's inception of $2.63 per BOE.

     The following is a brief discussion of the significant acquisitions in 1999:

     Nuevo Energy Company (West Coast). In December 1999, the Company purchased from Nuevo Energy Company and its affiliate certain oil and gas producing properties and facilities located in the Ventura basin of Southern California for $29.6 million in cash (the "Nuevo Acquisition"). This acquisition increases the Company's significant producing presence in the Ventura basin and is expected to allow the Company to achieve operating cost efficiencies with minimal requirements for additional overhead or infrastructure costs. The properties acquired consist of 13 mature onshore fields in which the Company has an average working interest of 94 percent and a 100 percent operating interest in the Santa Clara Valley gas plant which processes all of the gas from these properties as well as other third party gas. The Company now operates 90 percent of the wells, which have total current net daily production averaging approximately 2,190 Bbls of mid-gravity crude oil and natural gas liquids and 3,000 Mcf of gas. In addition to the expected operating cost efficiencies, the properties contain various recompletion and infill drilling opportunities.

     Total and Repsol S.A.- El Huemul concession (Argentina). In July 1999, the Company acquired from Total Austral S.A. and Repsol S.A. their undivided 100 percent operating interest (effective 88 percent net revenue interest) in the El Huemul-Koluel Kaike concession (the "El Huemul Properties") located in Santa Cruz Province, Argentina, which Total previously operated (the "El Huemul Acquisition"). The purchase price for the El Huemul Acquisition was $121.0 million in cash.

     The El Huemul Properties cover approximately 150,000 gross acres and are located adjacent to the Company's existing operated concessions in the Santa Cruz Province. The El Huemul Properties are similar to the Company's existing properties in this basin and are characterized by mature fields having stable production decline trends, similar geological formations and production zones, established waterflood potential and exploration and exploitation upside potential. Because of these similarities, the Company believes that the exploitation and exploration success it has experienced in its current Argentina operations, including development drilling, workovers and recompletions, secondary recovery projects and exploratory drilling, will be available in the El Huemul Properties as well. The Company estimates that the El Huemul Properties have proved exploitation potential through adding new non-producing behind pipe zones in 107 wells, expanding upon the 13 waterflood areas and infill or extensional drilling of up to 66 new wells. In addition, the Company has identified non-proved opportunities within the concession that include behind pipe zones in 117 wells, installing up to 18 additional waterflood areas and 50 additional drilling locations. There is also exploration potential that the Company identified from a review of 3-D seismic provided during the evaluation process.

     Proved reserves for the El Huemul Properties as of July 1, 1999, as estimated by Netherland, Sewell & Associates, Inc., using a NYMEX reference oil price of $17.32 per Bbl and an average gas price of $1.02 per Mcf, were 44.7 MMBbls of oil and 81.1 Bcf of gas, or 58.2 MMBOE, with a present value of the estimated future net revenues before income taxes (utilizing a 10 percent discount rate) of $233.3 million. Daily production at the time of acquisition, net of royalties, was approximately 9,400 Bbls of oil and 19,000 Mcf of gas, or 12,567 BOE, from 462 active producing wells. The Company was able to reduce operating costs on the El Huemul Properties to a level consistent with its historical operating costs in Argentina by combining certain aspects of the operations with those of its nearby existing properties. The Company experienced no significant additions to its overhead costs as a result of this acquisition.

     Petrobras International (Ecuador). In December 1999, the Company, through its wholly-owned subsidiary Vintage Oil Ecuador S.A., purchased from Petrobras Internacional S.A. - Braspetro additional working interests in Block 14, Block 17 and the Shiripuno concession located in the Oriente Basin of Ecuador for $14.1 million in cash. The Company acquired an additional 35 percent working interest in the Block 14 producing concession increasing its interest to 75 percent, an additional 40 percent interest in the Block 17 producing concession increasing its interest to 70 percent and an additional 47 percent in the Shiripuno exploration concession increasing its interest to 100 percent. As a result of this transaction, the Company's net daily production increased 87 percent from 1,925 Bbls to 3,600 Bbls.

Divestiture Activities

     During 1999, the Company instituted a divestiture program designed to sell Company properties that are either marginally economical or non-strategic to the Company's areas of operation. As part of this program, the Company sold approximately 227 leases, primarily non-operated, for cash proceeds of approximately $9.5 million resulting in gains of $7.7 million ($4.7 million after tax). The Company estimates the properties sold accounted for proved reserves of approximately 2.6 Bcf of gas and 577 MBbls of oil as of the closing dates for these sales. The Company's divestiture program is expected to continue during 2000 with targeted additional estimated proceeds to be raised of $30 to $55 million.

     During December 1999, the Company sold its interest in certain oil and gas properties located in northern California's Sacramento basin to Calpine Corporation for $70.0 million, subject to consents and customary post-closing adjustments. In a separate transaction with an undisclosed buyer, the Company sold certain royalty interests in Los Angeles county, California for $8.2 million. Combined, the Company estimates the properties sold accounted for proved reserves of approximately 32.1 Bcf of gas and 682 MBbls of oil as of the closing dates for these sales. Net daily production from the properties sold totals approximately 250 Bbls of oil and 14.3 MMcf of gas, or approximately 3.5 percent of the Company's net average daily production rate on a BOE basis for the fourth quarter of 1999. The Company does not expect that the sale of these properties will have a material impact on its continuing operations. A portion of the proceeds from these property sales were used to fund the Nuevo Acquisition and the proceeds in excess of the Nuevo Acquisition costs were used to reduce a portion of the Company's outstanding debt. The sales resulted in $47.3 million in gains ($28.9 million after tax) which were included in the Company's 1999 operating results.

Exploitation and Development Activities

     The Company concentrates its acquisition efforts on proved producing properties which demonstrate a potential for significant additional development through workovers, recompletions, secondary recovery operations, the drilling of development, infill or exploratory wells and other exploitation opportunities. The Company has pursued an active workover, recompletion and development drilling program on the properties it has acquired and intends to continue these activities in the future.

     The Company's exploitation staff focuses on maximizing the value of the properties within its reserve base striving to offset normal production declines and to replace the Company's annual production. The results of their efforts are reflected in revisions to reserves. Net revisions to reserves for 1999 (before the impact of higher oil and gas prices) totaled 14.7 MMBOE, or 59 percent of the Company's production of 24.9 MMBOE. The impact of higher year-end 1999 oil and gas prices on year-end 1998 proved reserves and the reserves acquired in mid-1999 added another 75.4 MMBOE to the Company's year-end 1999 proved reserves, more than replacing the reserves lost to the historically low oil price environment of last year.

     As a result of a restricted capital budget due to low oil and gas prices, the Company only spent $10.8 million on workover and recompletion operations during 1999, significantly lower than in prior years. A measure of the overall success of the Company's recompletion and workover operations during 1999 (excluding minor equipment repair and replacement) was that improved production or operating efficiencies were achieved from approximately 71 percent of such operations consistent with the average for the last three years of 72 percent.

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

     During 1999, the Company participated in the drilling of 18 gross (13.94 net) development wells, of which 17 gross (12.94 net) were productive. At December 31, 1999, the Company's proved reserves included approximately 126 development or infill drilling locations on its U.S. acreage and 186 locations on its Argentine acreage. In addition, the Company has an extensive inventory of development and infill drilling locations on its existing properties which are not included in proved reserves. As a result of low oil and gas prices, the Company significantly reduced its capital expenditure budget for 1999 and only spent approximately $3.6 million in the U.S. and $7.9 million in South America on development/infill drilling during 1999. The Company also spent approximately $2.3 million on the acquisition of development seismic data and other development costs in 1999. With the return of higher commodity prices, the Company has increased its 2000 capital budget for development and exploitation work to $79 million with spending primarily aimed at U.S. and Argentina reserves.

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

     The following is a brief discussion of significant developments in the Company's recent exploitation and development activities:

     United States. Compared to previous years, 1999 exploitation efforts were severely curtailed due to low oil and gas prices. Recompletions and workover activities were limited in 1999 and produced a 64 percent success rate. Most of this work was to repair artificial lift equipment or install lift on wells that had ceased to flow naturally. Recompletions to new zones were attempted in 14 wellbores, 10 of which were successful.

     The State Tract 65-2, a 1999 development well drilled as the result of the successful exploratory State Tract 65-1 well which was a part of the Galveston Bay-Umbrella Point exploration program, is currently producing from the Text II formation at gross daily rates of 170 Bbls of oil and 17.9 MMcf of gas. The Company has a 50 percent working interest in this well.

     The Company expects to spend $38 million in 2000 for various U.S. exploitation projects including recompletions, sidetracks and development drilling with approximately 50 percent budgeted to be spent in the Gulf Coast area, primarily in the Company's South Pass Blk 24 and Main Pass Blk 116 fields.

     South America. The Company's international exploitation budget of $41 million is heavily weighted toward projects in three of its concessions in
Argentina: El Huemul, Meseta Espinosa and Canadon Seco. Development and extensional drilling along with the implementation and optimization of secondary recovery projects have been the focus of the Company's historical exploitation efforts on its Argentina properties. Drilling activity commenced during February 1996, and continued through 1998, with 154 wells having been completed. In January 1999, the Company suspended its Argentina drilling program due to historic low oil prices. Following the recovery in oil prices, the Company re-initiated drilling operations in August 1999. The three focus areas for drilling activity to date have been Canadon Minerales with 56 wells, Canadon Seco with 43 wells and Meseta Espinosa with 45 wells. The Company's successful exploitation program has resulted in a gross daily production increase from 10,200 Bbls of oil in January 1996, to over 19,180 Bbls of oil in January 1999. The Company is currently drilling with one rig and plans call for adding a second rig during the year. The addition of the El Huemul concession during 1999 has provided significant additional drilling opportunities which the Company plans to pursue during 2000 and beyond.

     To aid in the optimum placement of drilling locations in Argentina, the Company has acquired a total of 204 square miles (527 square kilometers) of 2-D and 3-D seismic since 1996. The Company believes that substantial upside potential can continue to be economically exploited with the aid of this 3-D seismic. Additionally, with only approximately 15 percent of the Company's acreage covered by 3-D seismic, the Company believes that significant additional drilling potential will continue to be identified though the acquisition of future 3-D seismic surveys.

     The Company has also continued its endeavor to optimize existing secondary recovery projects and to initiate new waterfloods in Argentina. Only a small portion of the producing areas of the concessions controlled by the Company have been subject to secondary recovery operations. The Company believes that numerous other areas presently under primary recovery are amenable to waterflooding. The Company also believes that the utilization of 3-D seismic will enhance the ultimate recovery derived from these new waterflood projects and be a valuable tool in identifying new secondary recovery project areas that previously would have gone undeveloped. The addition of the El Huemul concession during 1999 provides substantial additional existing waterflood projects and affords extensive areas amenable to future waterflood expansion projects.

     The Company has focused its exploitation work in Bolivia on its Naranjillos concession in conjunction with the ongoing exploration work required to fulfill the work commitment for this concession. As a result of additional geological and petrophysical information gained from the wells drilled during 1999, the year-end proven reserves for the previous known shallow reservoirs were revised upward to 284 BCFE, a 21 percent increase over year-end 1998. Other activity involved facility improvement required to allow gas to flow from the Naranjillos concession into the Bolivia-to-Brazil pipeline. Although currently curtailed due to demand restrictions, the work to date has positioned the Company to be able to take immediate advantage of the increasing gas market opportunities through the Bolivia-to-Brazil pipeline and other developing market opportunities in Brazil and Bolivia.

     The Company has focused its exploitation work in Ecuador on upgrading the production facilities to increase the oil handling capacity from 3,500 Bbls of oil per day to approximately 10,000 Bbls of oil per day commensurate with the Block 14 and Block 17 development plans approved by the Ecuadorian government during December 1998. During late 1999, high-capacity artificial lift equipment was installed on two producing wells, which increased the combined productive capacity of the Block 14 and Block 17 concessions from 3,500 Bbls of oil per day to 5,800 Bbls of oil per day. This is the present production allocation for these concessions. Additional infill drilling on Block 14 and Block 17 will be dependent on the timing of the Ecuadorian government's approval and the construction of an additional pipeline for transportation of oil.

Exploration Activities

     The Company's exploration program is designed to contribute significantly to its growth. Management divides the strategic objectives of its exploration program into two parts. First, in the U.S. and in Argentina, the Company's exploration focus is in its core areas where its geological and engineering expertise and experience are greatest. State-of-the-art technology, including 3-D seismic, is employed to identify prospects. Exploration in the U.S. and Argentina is designed to generate reserve growth in the Company's core areas in combination with its exploitation activities. The Company's longer-term plans are to increase the magnitude of this program with a goal of achieving yearly production replacement through core area exploration. Such exploration is characterized by numerous individual projects with medium to low risk.
Secondly, international exploration targets significant long-term reserve growth and value creation. International exploration projects in Bolivia, Yemen and Ecuador are characterized by higher potential and higher risk. The Company spent approximately $46.1 million on exploration activities during 1999, approximately $38.7 million in the U.S. and Bolivia and approximately $7.4 million in other international areas.

     The following is a brief discussion of the primary areas of exploration activity for the Company:

     United States. Since the initial discovery in 1996, the Company has made successful completions on nine of 12 wells drilled in its Galveston Bay-Umbrella Point exploration program in its Gulf Coast area. Gross oil and gas production from these wells reached a peak of approximately 76 MMcf of gas per day and 1,600 Bbls of oil per day and are currently producing at gross daily rates of 37 MMcf of gas and 1,120 Bbls of oil. The Company plans to drill two additional wells in the Umbrella Point field during the first half of 2000.

     During 1999, the Company extended its exploration activities in the Galveston Bay area to the Cedar Point field. The recently completed USX Hematite Unit #1 was the most significant well drilled in 1999. The Company has a 47 percent working interest in this well. This Lower Vicksburg discovery is currently producing at gross rates of 600 Bbls of oil per day and 11.3 MMcf of gas per day. The Company plans to drill two more exploration wells during 2000 in this field.

     The Company's $17 million domestic exploration budget for 2000 is targeted primarily toward gas prospects and includes activities in three of its four U.S. core areas. Along with the two Gulf Coast Cedar Point wells, the Company plans to drill up to eight wells in its Stagecoach prospect and three wells in its Western Oklahoma Alliance, both areas of which are located in the Company's Mid-Continent core area. The Company also has three gas properties in its West Coast Sacramento basin it plans to drill during 2000.

     Bolivia. The Company believes that its existing projects in Bolivia have the potential to continue to significantly increase reserves. Activity in Bolivia during 1999 included the drilling of five wells targeting the Devonian Iquiri and Los Monos formations. These wells resulted in the addition of 99 BCFE of newly discovered reserves. The Company believes that significant exploration potential remains to be tested. During 2000, the Company will drill three deep wells that will test the potential of the deeper Devonian Huamampampa and Santa Rosa formations. Exploration results of other operators in Bolivia during 1999 demonstrated the significant potential of these reservoirs. Additional potential drilling locations targeting the shallow Carboniferous and deep Devonian Iquiri, Huamampampa and Santa Rosa reservoirs also have been identified on the Company's Chaco Block.

     Yemen. The Company entered into a farm-in agreement during 1998 with TransGlobe Energy to explore on the S-1 Damis Block in central Yemen. The block covers approximately one million acres (4,484 square kilometers). The Company earned a 75 percent interest in the S-1 Damis Block for its commitment to fulfill 100 percent of the initial phase exploration work program consisting of 3-D seismic and drilling three exploration wells. The Company completed a 175 square kilometer (68 square mile) 3-D seismic survey in early 1999 and subsequently selected the three drilling locations. The first prospect, An Naeem, is an offset to the adjacent Halewah field which is currently producing approximately 25,000 Bbls of oil per day. Drilling of these three wells is scheduled for the first half of 2000.

     Ecuador. The Company originally joined in a project to explore Block 19 in the Oriente Basin in Ecuador with a 30 percent working interest. Numerous commercially productive fields have been discovered in this basin. Primary targets are the Hollin, Napo "U" and Napo "T" sands that are productive in other significant fields in this basin. The first of two obligatory exploration wells was drilled and abandoned during 1997 after testing at sub-commercial rates. During 1999, the Company assumed its partners' working interests in this concession and is proceeding with plans to drill its Rio Cotapino prospect during 2000.

Oil and Gas Properties

     At December 31, 1999, the Company owned and operated producing properties in 13 states, with its U.S. proved reserves located primarily in four core areas: the Gulf Coast, East Texas, Mid-Continent and West Coast areas. In addition, the Company established new core areas in the San Jorge Basin of Argentina during 1995, Bolivia during 1996 and Ecuador in 1998. As of December 31, 1999, the Company operated approximately 3,942 productive wells and also owned non-operating interests in 644 productive wells. The Company continuously evaluates the profitability of its oil, gas and related activities and has a policy of divesting itself of unprofitable leases or areas of operations that are not consistent with its operating philosophy. See "Divestiture Activities."

     The following table sets forth estimates of the proved oil and gas reserves of the Company at December 31, 1999, as estimated by the independent petroleum consultants of Netherland, Sewell & Associates, Inc. ("Netherland, Sewell") for the United States, Argentina and Ecuador and as estimated by the independent petroleum consultants of DeGolyer and MacNaughton for Bolivia:

                                             Oil (MBbls)                        Gas (MMcf)                 MBOE
                                  --------------------------------   --------------------------------
                                  Developed   Undeveloped    Total   Developed   Undeveloped    Total     Total
                                  ---------   -----------    -----   ---------   -----------    -----    -------
     West Coast.............        53,196        6,706      59,902   104,515        8,212     112,727    78,690
     Gulf Coast.............        29,754        7,495      37,249    75,602       20,718      96,320    53,302
     East Texas.............         8,098          502       8,600    75,960       12,884      88,844    23,407
     Mid-Continent..........         3,674        1,017       4,691    46,367       16,767      63,134    15,213
                                   -------      -------     -------   -------      -------     -------   -------

        Total U.S...........        94,722       15,720     110,442   302,444       58,581     361,025   170,612
                                   -------      -------     -------   -------      -------     -------   -------

     Argentina..............        90,125       46,346     136,471    92,696       20,940     113,636   155,412
     Bolivia................         6,414        1,667       8,081   415,743       98,585     514,328    93,802
     Ecuador................         5,524       42,672      48,196         -            -           -    48,196
                                   -------      -------     -------   -------      -------     -------   -------

        Total Company.......       196,785      106,405     303,190   810,883      178,106     988,989   468,022
                                   =======      =======     =======   =======      =======     =======   =======

     Estimates of the Company's 1999 proved reserves set forth above have not been filed with, or included in reports to, any Federal authority or agency, other than the Securities and Exchange Commission.

     The Company's non-producing proved reserves are largely behind-pipe in fields which it operates. Undeveloped proved reserves are predominantly infill drilling locations and secondary recovery projects.

     The following is a brief discussion of the Company's oil and gas operations in its core areas:

     West Coast Area. The West Coast area includes oil and gas properties located primarily in Kern, Ventura, Santa Barbara and Sacramento counties of California. The Stevens, Forbes, Grubb and Sisquoc formations are the dominant producing reservoirs on the Company's acreage in California with well depths ranging from 800 feet to 14,300 feet. As of December 31, 1999, the area comprised 17 percent of the Company's total proved reserves and 46 percent of the Company's U.S. proved reserves. The Company currently operates 1,335 active wells and owns an interest in 174 productive wells operated by others. During 1999, total net daily production averaged approximately 16,500 BOE, or 40 percent of total U.S. production. Numerous workovers and recompletion opportunities exist in the San Miguelito, Rio Vista, Buena Vista and Rincon fields. Additional infill drilling locations are available in the San Miguelito and Buena Vista fields. The San Miguelito field also has significant waterflood potential that may add significant reserves.

     Gulf Coast Area. The Gulf Coast area includes properties located in south Texas, the south half of Louisiana, Alabama, Mississippi and wells located in state and federal waters in the Gulf of Mexico. Production in this area is predominantly from structural accumulations in reservoirs of Miocene age. The depths of the producing reservoirs range from 1,200 feet to 14,500 feet. At December 31, 1999, the Gulf Coast area comprised approximately 11 percent of the Company's total proved reserves and 31 percent of its U.S. proved reserves. The Company currently operates 754 productive wells in this area and owns an additional interest in 140 productive wells. Total net daily production from this area during 1999 averaged approximately 15,800 BOE, or 38 percent of total U.S. production. A significant inventory of workovers and recompletions exist in eight major Gulf Coast fields from Alabama to South Texas. Development drilling potential is also available in six fields in Texas and Louisiana.

     East Texas Area. The East Texas area includes properties located in the northeastern portion of Texas and the north half of Louisiana. The Cotton Valley, Smackover, Travis Peak and Wilcox formations are the dominant producing reservoirs on the Company's acreage in this area from wells ranging in depth from 1,300 feet to 14,800 feet. The East Texas area comprised approximately five percent of the Company's December 31, 1999, total proved reserves and 14 percent of its U.S. proved reserves. The Company currently operates 542 productive wells in this area and owns an interest in an additional 116 productive wells. During 1999, net daily production averaged approximately 5,500 BOE, or 13 percent of total U.S. production. Significant infill drilling potential exists on the Company's acreage in the South Gilmer, Southern Pine, Rosewood, Bethany Longstreet and Bear Grass fields.

     Mid-Continent Area. The Mid-Continent area extends from the Arkoma Basin of eastern Oklahoma to the Texas Panhandle and north to include Kansas. The Red Fork, Morrow, Skinner and Hoxbar formations are the dominant producing reservoirs on the Company's acreage in this area with well depths ranging from 1,560 feet to 17,260 feet. This area comprised three percent of the Company's December 31, 1999, total proved reserves and nine percent of its U.S. proved reserves. The Company currently operates 252 productive wells in this area and owns an interest in an additional 192 productive wells. During 1999, net daily production averaged approximately 3,750 BOE, or nine percent of total U.S. production. Significant development drilling and recompletion opportunities exist in the Marlow/Velma field plus additional projects to improve the ultimate reserve recovery in the Shawnee Townsite waterflood.

     Argentina Concessions. The Argentina properties consist primarily of 15 mature producing concessions, 14 of which are operated by the Company, located on the south flank of the San Jorge Basin. These concessions comprised approximately 33 percent of the Company's December 31, 1999, total proved reserves. During 1999, net daily production averaged approximately 20,700 Bbls of oil and 12,825 Mcf of gas including six months of production from the El Huemul concession interest acquired in July 1999. The Company currently operates 1,035 productive wells (100 percent working interest) with net daily production of 24,200 Bbls of oil and 16,900 Mcf of gas. In addition, the Company owns an interest in 22 productive wells operated by others. At December 31, 1999, the Company's proved reserves included approximately 186 development or infill drilling locations and 388 workovers on its Argentina acreage. In addition, the Company has an extensive inventory of workovers and development or infill drilling locations on its Argentina properties which are not included in proved reserves. For additional information, see "Exploitation and Development Activities - South America."

     Bolivia Concessions. The Bolivia properties consist of two producing concessions and two exploration concessions located in the Chaco Basin of Bolivia. The Company has 100 percent working interests in the Chaco and Naranjillos exploration concessions as well as in the producing Porvenir concession. In the other producing concession, Nupuco, the Company has a 50 percent working interest. The Company operates all four concessions. These concessions comprise approximately 20 percent of the Company's December 31, 1999, total proved reserves and include 6 gross (5 net) active producing wells, all of which are operated by the Company. The Company also has 10 gross (10 net) productive wells in its operated Naranjillos concession which were shut-in at year end due to the current limited gas demand in Brazil. Current net daily production is restricted to approximately 10,400 Mcf of gas and 175 Bbls of condensate. The Company is working to develop additional gas markets, both inside and outside of Bolivia, to increase the level of production from its concessions. For additional information, see "Exploitation and Development Activities - South America."

     Ecuador Concessions. The Ecuador properties consist of two producing concessions and two exploration concessions. The Company has a 70 percent working interest in the producing Block 17 concession and a 75 percent working interest in the producing Block 14 concession. The Company also has a 100 percent interest in both the Shiripuno and Block 19 exploration concessions.
The Company currently operates 8 gross (6 net) productive wells with current gross daily production of 5,800 Bbls of oil (3,740 Bbls net). These concessions comprised 10 percent of the Company's December 31, 1999, total proved reserves. During the fourth quarter of 1999, the production facilities were upgraded to increase the oil handling capacity from 3,500 Bbls of oil per day to approximately 10,000 Bbls of oil per day, commensurate with the Block 14 and Block 17 development plans approved during December 1998, by the Ecuadorian government. During the last half of 1999, high-capacity artificial lift equipment was installed on two of the producing wells to increase the combined productive capacity of the Block 14 and Block 17 concessions from 3,500 Bbls of oil per day to 5,800 Bbls of oil per day. Additional infill drilling on Block 14 and Block 17 will be dependent on the timing of the Ecuadorian government's approval and the construction of an additional pipeline for transportation of oil.

Marketing

     The Company's U.S. gas production and gathered gas are sold on the spot market or under market-sensitive, long-term agreements with a variety of purchasers, including intrastate and interstate pipelines, their marketing affiliates, independent marketing companies and other purchasers who have the ability to move the gas under firm transportation agreements. Because none of the Company's gas in the U.S. is committed to long-term fixed-price contracts, the Company is positioned to take advantage of rising prices for gas but it is also subject to gas price declines. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. During 1999, these fuel oil indexes have increased in conjunction with the current higher oil price environment. In Argentina, the Company's average gas price is primarily determined by the realized price of oil from the El Huemul concession.

     The Company's domestic gas marketing activities are handled by Vintage Gas, Inc., its wholly-owned gas marketing affiliate. This marketing affiliate earns fees through the marketing of Company produced gas as well as purchases of gas on the spot market from third parties. Generally, the marketing affiliate purchases this gas on a month-to-month basis at a percentage of resale prices.

     Generally, the Company's domestic oil production is sold under short-term contracts at posted prices plus a premium in some cases. The Company's Argentina oil production is currently sold at port to Esso S.A.P.A., ARCO, ENAP and Shell C.A.P.S.A. at West Texas Intermediate spot prices less a specified differential. The Company's Ecuador Block 14 oil production is sold to various third party purchasers at West Texas Intermediate spot prices less a specified differential. The Company's Ecuador Block 17 oil production is delivered under a risk-service contract to Petroecuador and revenue is received based on the average price of oil sales realized by Petroecuador during each month. During 1999, approximately 14 percent and 11 percent of the Company's normal operating revenues related to oil sales to Esso S.A.P.A. and Shell C.A.P.S.A., respectively.

     The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. In 1999, the Company entered into various oil hedges (swap agreements) covering 1.8 MMBbls at a weighted average price of $22.43 per Bbl (NYMEX reference price) for the calendar year 2000. During the first quarter of 2000, the Company entered into additional oil hedging contracts through December 31, 2000, covering an additional 3.6 MMBbls of oil at a weighted average NYMEX reference price of $25.77 per Bbl. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future. The following table reflects the Bbls hedged and the corresponding weighted average NYMEX reference prices by quarter:

                                                             NYMEX
                                           Bbls          Reference Price
                 Quarter Ending       (In Thousands)         Per Bbl
              --------------------   ----------------   -----------------

                 March 31, 2000            1,310              $27.49
                 June 30, 2000             1,365               25.19
               September 30, 2000          1,380               23.61
                December 31, 2000          1,380               22.44

Gathering Systems and Plant

     The Company owns 100 percent interests in two oil and gas gathering systems located in Pottawatomie County, Oklahoma and Harris and Chambers Counties, Texas. In addition, the Company owns 100 percent interests in 17 gas gathering systems located in active producing areas of California, Kansas, Texas and Oklahoma. All of these gathering systems are operated by the Company.
Together, these systems comprise approximately 325 miles of varying diameter pipe with a combined capacity in excess of 190 MMcf of gas per day. At December 31, 1999, there were 71 wells (49 wells (69 percent) which are operated by the Company) connected to these systems. Generally, the gathering systems buy gas at the wellhead on the basis of a percentage of the resale price under contracts containing terms of one to 10 years.

     As part of the Nuevo Acquisition, the Company obtained ownership and operatorship of the Santa Clara Valley Gas Plant located in Ventura county, California. The plant is a 1980-vintage Randall skid-mounted cryogenic expander plant designed for 17,000 Mcf per day of inlet gas and is complete with inlet gas compression, mole sieve dehydration facilities, propane refrigeration, NGL product storage and truck loading. There are two inlet gas systems feeding the compressor units, one is a 30 pound system and the other is an 80 pound system. Sales line pressure is at 220 pounds and that pressure is obtained from the process with a turbo-expander compressor.

     The plant is currently processing about 10,000 Mcf of gas per day and producing about 24,000 gallons per day of products (butane/propane). The products are trucked from the plant for sale and the approximate split is 30 percent gasoline and 70 percent butane/propane mix. Gas is purchased from various third parties, as well as the Company, primarily as wet gas purchase agreements.

Reserves

     At December 31, 1999, the Company had proved reserves of 468.0 MMBOE, comprised of 303.2 MMBbls of oil and 989.0 Bcf of gas as estimated by the independent petroleum consultants of Netherland, Sewell for the United States, Argentina and Ecuador and as estimated by the independent petroleum consultants of DeGolyer and MacNaughton for Bolivia. For additional information on the Company's oil and gas reserves, see "Oil and Gas Properties." The following table sets forth, at December 31, 1999, the present value of future net revenues (revenues less production and development costs) before income taxes attributable to the Company's proved reserves at such date (in thousands):

     Proved Reserves:
          Future net revenues......................................................................    $5,267,960
          Present value of future net revenues before income taxes, discounted at 10 percent.......     2,989,626
          Standardized measure of discounted future net cash flows.................................     2,247,237

     Proved Developed Reserves:
          Future net revenues......................................................................    $3,500,578
          Present value of future net revenues before income taxes, discounted at 10 percent.......     2,117,259

     In computing this data, assumptions and estimates have been utilized, and the Company cautions against viewing this information as a forecast of future economic conditions. The historical future net revenues are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on December 31, 1999, economic conditions. The estimated future production is priced at prices prevailing at December 31, 1999. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves and abandonment costs, based on December 31, 1999, cost levels, but such costs do not include debt service, general and administrative expenses and income taxes. For additional information concerning the historical discounted future net revenues to be derived from these reserves and the disclosure of the Standardized Measure information in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," see Note 11 "Supplementary Financial Information for Oil and Gas Producing Activities" to the Company's consolidated financial statements included elsewhere in this Form 10-K.

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

Productive Wells; Developed Acreage

     The following table sets forth the Company's productive wells and developed acreage assignable to such wells at December 31, 1999:

                                                                Productive Wells
                                                -------------------------------------------------

                        Developed Acreage            Oil               Gas               Total
                      ----------------------    --------------   -------------     --------------

                        Gross          Net      Gross     Net      Gross   Net     Gross     Net
                      ---------    ---------    -----    -----     -----   ---     -----    -----
     U.S..........      667,855      429,152    2,596    2,263      909    449     3,505    2,712
     Argentina....    1,158,339      994,372    1,057    1,040        -      -     1,057    1,040
     Bolivia......       99,458       88,339        -        -       16     15        16       15
     Ecuador......       33,623       24,889        8        6        -      -         8        6
                      ---------    ---------    -----    -----     ----    ---     -----    -----

       Total......    1,959,275    1,536,752    3,661    3,309      925    464     4,586    3,773
                      =========    =========    =====    =====     ====    ===     =====    =====

     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Wells which are completed in more than one producing horizon are counted as one well.

Undeveloped Acreage

     At December 31, 1999, the Company held the following undeveloped acres located in the United States, Bolivia, Ecuador and Yemen. With respect to such United States acreage held under leases, 174,690 gross (48,477 net) acres are held under leases with primary terms that expire at varying dates through December 31, 2003, unless commercial production is commenced. The Bolivia, Ecuador and Yemen acreage are held under concessions with primary terms that expire at varying dates in 2000 and 2002. Although substantial undeveloped acreage exists in the Company's concessions in Argentina, the concessions in their entirety are held by production.

                                                 Gross       Net
                    State/Country                Acres      Acres
          ------------------------------       ---------  ---------

          California...................            9,505      9,082
          Colorado.....................            1,248        468
          Kansas.......................              480        239
          Louisiana....................               52         52
          Montana......................            1,036        149
          New Mexico...................              160         40
          Oklahoma.....................           49,936     24,182
          Texas........................          113,523     16,785
          Wyoming......................           10,239      3,618
                                               ---------  ---------

                Total U.S..............          186,179     54,615

          Bolivia......................          485,552    485,552
          Ecuador......................        1,276,254  1,073,693
          Yemen........................        1,108,019    831,014
                                               ---------  ---------

                Total Company..........        3,056,004  2,444,874
                                               =========  =========

Production; Unit Prices; Costs

     The following table sets forth information with respect to production and average unit prices and costs for the periods indicated:

                                             Years Ended December 31,
                                         ------------------------------

          Production:                      1999          1998     1997
                                         -------       -------  -------
             Oil (MBbls) -
                 U.S. .................    8,643         9,912    9,692
                 Argentina.............    7,560         6,322    5,630
                 Ecuador...............      597            78        -
                 Bolivia...............       77           122      135
                     Total.............   16,877        16,434   15,457

             Gas (MMcf) -
                 U.S. .................   39,150        42,176   36,623
                 Argentina.............    4,682             -        -
                 Bolivia...............    4,522         5,062    6,068
                     Total.............   48,354        47,238   42,691

             Total MBOE................   24,936        24,307   22,573

          Average Sales Prices:
             Oil (Per Bbl) -
                 U.S. .................  $ 15.92(a)    $ 11.20  $ 17.23
                 Argentina.............    17.48         10.41    16.67(b)
                 Ecuador...............    15.67          5.77        -
                 Bolivia...............    17.03         11.31    16.52
                     Total.............    16.62(a)      10.87    17.02(b)

             Gas (Per Mcf) -
                 U.S. .................  $  2.06       $  1.97  $  2.31
                 Argentina.............     1.34             -        -
                 Bolivia...............      .71           .78     1.10
                     Total.............     1.87          1.85     2.14

          Production Costs (Per BOE):
             U.S.......................  $  5.31       $  5.57  $  5.64
             Argentina.................     3.82          4.23     4.29
             Bolivia...................     2.12          1.47     1.00
             Ecuador...................     2.20          3.00        -
                 Total.................     4.63          5.05     5.07

     ____________________

     (a) Reflects the impact of oil hedges which reduced the Company's 1999 U.S. and total average oil prices per Bbl by 11 cents and six cents, respectively.
     (b) Reflects the impact of oil hedges which reduced the Company's 1997 Argentina and total average oil prices per Bbl by 66 cents and 24 cents, respectively.

     The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include production taxes, maintenance and repairs, labor and utilities.

Drilling Activity

     During the periods indicated, the Company drilled or participated in the drilling of the following exploratory and development wells:

                                          Years Ended December 31,
                                  -----------------------------------------

                                      1999          1998           1997
                                  ------------  -------------  ------------

                                  Gross   Net   Gross   Net    Gross   Net
                                  -----  -----  -----  ------  -----  -----
       Development:
          United States -
              Productive........      6   1.94     34   24.94     30  15.74
              Non-Productive....      -      -      4    1.78      3   0.80

          Argentina -
              Productive........     10  10.00     54   54.00     55  55.00
              Non-Productive....      1   1.00      2    2.00      2   2.00

          Bolivia -
              Productive........      1   1.00      -       -      -      -
              Non-Productive....      -      -      -       -      -      -
                                  -----  -----  -----  ------  -----  -----

                Total...........     18  13.94     94   82.72     90  73.54
                                  =====  =====  =====  ======  =====  =====

       Exploratory:
          United States -
              Productive........      1   0.47     22   15.17      7   3.01
              Non-Productive....     11   5.56     13    3.78      6   2.87

          Argentina -
              Productive........      -      -      2    2.00      -      -
              Non-Productive....      -      -      -       -      1   1.00

          Bolivia -
              Productive........      7   7.00      1    1.00      -      -
              Non-Productive....      -      -      -       -      1   0.42
                                  -----  -----  -----  ------  -----  -----

                Total...........     19  13.03     38   21.95     15   7.30
                                  =====  =====  =====  ======  =====  =====

       Total:
          Productive............     25  20.41    113   97.11     92  73.75
          Non-Productive........     12   6.56     19    7.56     13   7.09
                                  -----  -----  -----  ------  -----  -----

              Total.............     37  26.97    132  104.67    105  80.84
                                  =====  =====  =====  ======  =====  =====

     The above well information excludes wells in which the Company has only a royalty interest.

     At December 31, 1999, the Company was a participant in the drilling or completion of 13 gross (9.25 net) wells. All of the Company's drilling activities are conducted with independent contractors. The Company owns no drilling equipment.

Seasonality

     The results of operations of the Company are somewhat seasonal due to seasonal fluctuations in the price for gas. Gas prices have been generally higher in the fourth and first quarters. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

Competition

     Competition in the oil and gas industry is intense. Both in seeking to acquire desirable producing properties, new leases and exploration prospects and in marketing oil and gas, the Company faces competition from both major and independent oil and gas companies, as well as from numerous individuals and drilling programs. Many of these competitors have financial and other resources substantially in excess of those available to the Company. Alternative fuel sources, including heating oil and other fossil fuels, also present competition.

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

     Marketing, Gathering and Transportation. Federal legislation and regulatory controls have historically affected the price of the gas produced and sold by the Company and the manner in which such production is marketed. Historically, the transportation and sale for resale of gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC").
The Natural Gas Wellhead Decontrol Act of 1989 amended the NGPA to remove as of January 1, 1993, the remaining natural gas wellhead pricing, sales, certificate and abandonment regulation of first sales that had been regulated by the FERC.

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

     In 1992, the FERC issued Order 636. Among other things, Order 636 required each interstate pipeline company to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales services) and to adopt a new rate making methodology to determine appropriate rates for those services. Each pipeline company had to develop the specific terms of service in individual proceedings. Some of the individual pipeline company restructurings are still the subject of appeals and resulting remand proceedings concerning certain issues. Although the new regulations do not directly regulate gas producers such as the Company, the availability of non-discriminatory transportation services and the ability of pipeline customers to modify or terminate their existing purchase obligations under these regulations have greatly enhanced the ability of producers to market their gas directly to end users and local distribution companies. In this regard, access to markets through interstate gas pipelines is critical to the marketing activities of the Company.

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

     The Company's operations in Argentina, Bolivia, Ecuador and Yemen are subject to various laws and regulations in those countries. These laws and regulations as currently imposed are not anticipated to have a material adverse effect upon the Company's operations. The Company's Bolivian projects are dependent, in part, on the continued market development of the Bolivia-to-Brazil gas pipeline.

Employees

     The Company employs approximately 220 people in its Tulsa office whose functions are associated with management, engineering, geology, land and legal, accounting, financial planning, and administration. In addition, approximately 175 full time employees are responsible for the supervision and operation of its U.S. field activities. The Company also has approximately 250 employees for the management and operation of its properties in Argentina, Bolivia, Ecuador and Yemen. The Company believes its relations with its employees are excellent.

Item 3.  Legal Proceedings.

     On November 5, 1996, the Province of Santa Cruz, Argentina brought suit against the Company's subsidiary Cadipsa S.A. in the Corte Suprema de Justicia de la Nacion (the Supreme Court of Justice of the Argentine Republic, Buenos Aires, Argentina), Dossier No. s-1451, seeking to recover approximately $10.6 million (which sum includes interest) allegedly due as additional royalties on four concessions granted in 1990 in which the Company currently owns a 100 percent working interest. The Company and its predecessors in title have been paying royalties at an eight percent rate; the Province of Santa Cruz claims the rate should be 12 percent. The amount of such claim will increase at the differential of these royalty rates until this claim is resolved. With respect to the 50 percent interest in the two concessions that the Company acquired from British Gas, plc, the Company believes that it is entitled to indemnification by British Gas, plc for any loss sustained by the Company as a result of this claim. Such indemnification equals approximately $5.2 million of the current $21.4 million claim. The Company has no indemnification from its predecessors in title with respect to the payment of royalties on the other two concessions. The Company expects the outcome of this litigation to be decided during 2000 and although the Company cannot predict the outcome, based upon the advice of counsel, the Company does not expect this claim to have a material adverse impact on the Company's financial position, results of operations, or total proved reserves.

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

Item 4.  Submission of Matters to a Vote of Security-Holders.

     There were no matters submitted to the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

Item 4A.  Executive Officers of the Registrant.

     The following table sets forth as of the date hereof certain information regarding the executive officers of the Company. Officers are elected annually by the Board of Directors and serve at its discretion.

            Name                   Age                          Position
--------------------------------   ---    ---------------------------------------------------------------
Charles C. Stephenson, Jr.......   63     Director and Chairman of the Board of Directors
S. Craig George.................   47     Director, President and Chief Executive Officer
William L. Abernathy............   48     Director, Executive Vice President and Chief Operating Officer
William C. Barnes...............   45     Director, Executive Vice President, Chief Financial Officer,
                                            Secretary and Treasurer
William E. Dozier...............   47     Senior Vice President - Operations
Robert W. Cox...................   54     Vice President - General Counsel
Andy R. Lowe....................   48     Vice President - Marketing
Michael F. Meimerstorf..........   43     Vice President and Controller
Robert E. Phaneuf...............   53     Vice President - Corporate Development
Larry W. Sheppard...............   45     Vice President - International
Martin L. Thalken...............   39     Vice President - Acquisitions

     Mr. Stephenson, a co-founder of the Company, has been a Director since June 1983 and Chairman of the Board of Directors of the Company since April 1987. He was also Chief Executive Officer of the Company from April 1987 to March 1994 and President of the Company from June 1983 to May 1990. From October 1974 to March 1983, he was President of Santa Fe-Andover Oil Company (formerly Andover Oil Company), an independent oil and gas company ("Andover"), and from January 1973 to October 1974, he was Vice President of Andover. Mr. Stephenson has a B.S. Degree in Petroleum Engineering from the University of Oklahoma, and has approximately 40 years of oil and gas experience.

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

     Mr. Abernathy has been a Director since October 1999, and an Executive Vice President and Chief Operating Officer of the Company since December 1997. He was Senior Vice President--Acquisitions of the Company from March 1994 to December 1997, Vice President--Acquisitions of the Company from May 1990 to March 1994 and Manager--Acquisitions of the Company from June 1987 to May 1990. From June 1976 to June 1987, Mr. Abernathy was employed by Exxon Company USA, where he served at various times as Senior Staff Engineer, Senior Supervising Engineer and in other engineering capacities, with assignments in drilling, production and reservoir engineering in the Gulf Coast and offshore. He has B.S. and M.S. Degrees in Mechanical Engineering from Auburn University.

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

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock commenced trading on the New York Stock Exchange on August 3, 1990, under the symbol "VPI." The following table sets forth the high and low sale prices per share of the Company's common stock, as reported in the New York Stock Exchange composite transactions, and the cash dividends paid per share of common stock, for the periods indicated:

                                                              Dividend
                                          High        Low       Paid
                                        --------   ---------  ---------
              1999
              ----
                 First Quarter........  $10 1/16   $  4 1/16    $.025
                 Second Quarter.......    12 1/4       8 1/8        -
                 Third Quarter........    15 1/8      10 1/8        -
                 Fourth Quarter.......    13 3/4      9 1/16        -

              1998
              ----
                 First Quarter........    23 1/8    16 13/16      .02
                 Second Quarter.......    21 1/2      15 7/8      .02
                 Third Quarter........    19 1/2      7 5/16      .02
                 Fourth Quarter.......    15 1/2       7 1/4     .025

     Substantially all of the Company's stockholders maintain their shares in "street name" accounts and are not, individually, stockholders of record. As of December 31, 1999, the common stock was held by 112 holders of record and approximately 9,000 beneficial owners.

     The Company began paying a quarterly cash dividend in the fourth quarter of 1992. On December 7, 1998, the Company declared a regular quarterly cash dividend of $.025 per share payable on January 6, 1999, to stockholders of record at December 22, 1998. Due to the historically low oil and gas price environment during the first quarter of 1999, the Company suspended its regular quarterly cash dividend for the remainder of 1999. The Company re-instituted the payment of dividends beginning in the first quarter of 2000 with a $.025 per share cash dividend paid on February 3, 2000, to stockholders of record on January 25, 2000. Subject to restrictions under credit arrangements, the determination of the amount of future cash dividends, if any, to be declared and paid, will depend upon, among other things, the Company's financial condition, funds from operations, the level of its capital expenditures and its future business prospects. The Company's credit arrangements (including the indentures for its outstanding senior subordinated indebtedness) contain certain restrictions on the payment of cash dividends, the most restrictive of which prohibits the payment of cash dividends if such payments would reduce Net Worth (as defined in the Company's revolving credit facility) below the sum of $238.6 million plus 75 percent of net proceeds of any future equity offerings. Net Worth was approximately $419.4 million at December 31, 1999.

Item 6.  Selected Financial Data.

SELECTED FINANCIAL AND OPERATING DATA


                                                                                    Years Ended December 31,
                                                                 ------------------------------------------------------------

                                                                    1999          1998         1997        1996       1995
                                                                 ----------    ----------   ---------   ---------   ---------
                                                                 (In thousands, except per share amounts and operating data)
    Income Statement Data:
    Oil and gas sales........................................    $  370,731    $  265,863   $  354,490  $  258,368   $160,254
    Gas marketing revenues...................................        60,275        54,108       45,981      31,920     20,912
    Gathering revenues.......................................         6,955         7,741       18,063      20,508     12,380
    Total revenues...........................................       496,735       328,935      416,590     312,147    195,215
    Operating expenses.......................................       178,174       180,544      172,676     138,438     95,121
    Exploration costs........................................        14,674        24,056       12,667      10,192      3,834
    Impairment of oil and gas properties.....................         3,306        70,913        8,785           -          -
    Depreciation, depletion and amortization.................       107,807       108,975       96,307      66,861     48,336
    Interest.................................................        58,665        43,680       36,762      30,109     20,178
    Net income (loss)........................................        73,371       (87,665)      54,954      33,188      9,449
    Earnings (loss) per share:
       Basic.................................................          1.27         (1.69)        1.07         .69        .23
       Diluted...............................................          1.24         (1.69)        1.05         .68        .22
    Dividends declared per share.............................             -           .09          .07        .055       .045
                                                                 ----------    ----------   ----------  ----------  ---------
    Balance Sheet Data (end of year):
    Total assets.............................................    $1,168,134    $1,014,175   $  915,394  $  766,816   $613,397
    Long-term debt, less current portion.....................       625,318       672,507      451,096     372,390    315,846
    Stockholders' equity.....................................       431,129       273,958      337,578     236,406    203,265
                                                                 ----------    ----------   ----------  ----------  ---------
    Operating Data:
    Production:
    Oil (MBbls)..............................................        16,877        16,434       15,457      11,939      7,608
    Gas (MMcf)...............................................        48,354        47,238       42,691      32,366     30,610
                                                                 ----------    ----------   ----------  ----------  ---------
    Average Sales Prices:
    Oil (per Bbl)............................................    $    16.62    $    10.87   $    17.02  $    16.73  $   15.26
    Gas (per Mcf)............................................          1.87          1.85         2.14        1.81       1.46
                                                                 ----------    ----------   ----------  ----------  ---------
    Proved Reserves (end of year):
    Oil (MBbls)..............................................       303,190       164,457      187,768     178,296    147,871
    Gas (MMcf)...............................................       988,989       806,833      552,163     382,846    310,762
    Total proved reserves (MBOE).............................       468,022       298,929      279,795     242,104    199,665
                                                                 ----------    ----------   ----------  ----------  ---------
    Present value of estimated future net revenues
       before income taxes discounted at 10 percent
       (in thousands):
          Oil and gas properties.............................    $2,989,626    $  703,211   $1,222,560  $1,807,137  $ 894,249
          Gathering systems and plant........................        13,764         4,493        5,940      10,364     10,641
    Standardized measure of discounted future
       net cash flows (in thousands).........................     2,247,237       648,222    1,016,645   1,392,841    736,546
                                                                 ----------    ----------   ----------  ----------  ---------

     Significant acquisitions of producing oil and gas properties during 1999, 1997 and 1995 and significant dispositions of oil and gas properties during 1999 affect the comparability between the Financial and Operating Data for the years presented above.

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

                                                         Years Ended December 31,
                                                      ------------------------------

                                                         1999      1998       1997
                                                      ---------  --------  ---------
         Production:
               Oil (MBbls) -
                   U.S...............................     8,643     9,912     9,692
                   Argentina.........................     7,560     6,322     5,630
                   Ecuador...........................       597        78         -
                   Bolivia...........................        77       122       135

                     Total...........................    16,877    16,434    15,457

               Gas (MMcf) -
                   U.S...............................    39,150    42,176    36,623
                   Argentina.........................     4,682         -         -
                   Bolivia...........................     4,522     5,062     6,068

                     Total...........................    48,354    47,238    42,691

               Total MBOE............................    24,936    24,307    22,573

         Average Sales Prices:
               Oil (per Bbl) -
                   U.S...............................   $ 15.92  $  11.20   $ 17.23
                   Argentina.........................     17.48     10.41     16.67
                   Ecuador...........................     15.67      5.77         -
                   Bolivia...........................     17.03     11.31     16.52

                     Total...........................     16.62     10.87     17.02

               Gas (per Mcf) -
                   U.S...............................   $  2.06  $   1.97   $  2.31
                   Argentina.........................      1.34         -         -
                   Bolivia...........................       .71       .78      1.10

                     Total...........................      1.87      1.85      2.14

     Average U.S. oil prices received by the Company fluctuate generally with changes in the NYMEX reference price for oil. The Company's Argentina oil production is sold at West Texas Intermediate spot prices as quoted on the Platt's Crude Oil Marketwire (approximately equal to the NYMEX reference price) less a specified differential. The Company experienced a 53 percent increase in its average oil price in 1999 compared to 1998 as a result of OPEC's efforts to reduce the available supply of crude oil in the global markets. The Company participated in oil hedges covering 1.84 MMBbls during 1999. The impact of these hedges reduced the Company's U.S. average oil price by 11 cents to $15.92 per Bbl and its overall average oil price by six cents to $16.62 per Bbl. The Company was not a party to any oil hedges in 1998. During 1997, the impact of Argentina oil hedges reduced the Company's overall average oil price 24 cents to $17.02 per Bbl and its average Argentina oil price was reduced 66 cents to $16.67 per Bbl. Approximately 49 percent of the 1997 Argentina oil production was covered by hedges.

     The Company's realized average oil price for 1999 (before hedges) was approximately 87 percent of the NYMEX reference price in 1999 compared to 75 percent in 1998 and 84 percent in 1997.

     Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. During the last half of 1999, these fuel oil indexes increased in conjunction with the current higher oil price environment. In Argentina, the Company's average gas price is primarily determined by the realized price of oil from the El Huemul concession. The Company's total average gas price for 1999 was one percent higher than 1998's. The Company's average gas price for 1998 was 14 percent lower than 1997's.

     The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. During 1999, the Company entered into various oil hedges (swap agreements) for a total of 1.8 MMBbls of oil at a weighted average price of $22.43 per Bbl (NYMEX reference price) for calendar year 2000. During the first quarter of 2000, the Company entered into additional oil hedging contracts through December 31, 2000, covering an additional 3.6 MMBbls of oil and a weighted average NYMEX reference price of $25.77 per Bbl. For additional information, see "Business and Properties - Marketing" included elsewhere in this Form 10-K. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on 1999 oil production, a change in the average oil price realized by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on an annual basis of approximately $15.6 million and $22.8 million, respectively. A 10 cent per Mcf change in the average price realized by the Company for gas would result in a change in net income and cash flow before income taxes on an annual basis of approximately $3.0 million and $4.7 million, respectively, based on 1999 gas production.

Period to Period Comparison

     Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

     The Company reported net income of $73.4 million for the year ended December 31, 1999, compared to a net loss of $87.7 million for the same period in 1998. A 53 percent increase in average oil prices received by the Company was primarily responsible for the significant increase in its net income. The Company also recorded after-tax gains on property sales of $33.6 million in 1999. The Company's net loss recorded in 1998 was primarily the result of historically low oil prices which greatly reduced revenues and led to an oil and gas property impairment of $70.9 million ($43.2 million net of tax).

     Oil and gas sales increased $104.8 million (39 percent), to $370.7 million for 1999 from $265.9 million for 1998. A 53 percent increase in average oil prices combined with a three percent increase in oil production, accounted for an increase of $101.7 million. A one percent increase in average gas prices, coupled with a two percent increase in gas production, accounted for an additional increase of $3.1 million. The Company experienced a three percent increase in oil production primarily as a result of Argentina production added through the El Huemul Acquisition which offset the decline in the Company's U.S. oil production primarily due to the shutting in of certain high cost properties during the first half of 1999 as a result of historically low oil prices. The Company's gas production rose by two percent due to the gas production attributable to the El Huemul concession acquired in July 1999 which more than offset the decrease in U.S. gas production resulting from the natural decline in the Galveston Bay field and the decrease in Bolivia production due to the limited gas demand from the developing export market in Brazil.

     Gains on disposition of assets of $55.0 million ($33.6 million net of income taxes) were reflected in 1999 as a result of $87.9 million in proceeds from various oil and gas property divestitures in the United States. Other than the $55.0 million in gains reported, the divestitures did not have a significant impact on the Company's results of operations as the majority of the divestitures occurred during December 1999. The Company also does not expect a significant impact on its continuing operations due to these divestitures as interest savings from the reduction in debt are expected to generally offset any future reduction in earnings.

     Lease operating expenses, including production taxes, decreased $7.2 million (6 percent), to $115.5 million for 1999 from $122.7 million for 1998. The decrease in lease operating expenses, despite the three percent increase in production, is due primarily to actions taken by the Company to reduce costs including shutting in certain high cost properties, rebidding field service and product contracts and the reorganization of certain field operations. Lease operating expenses per equivalent barrel produced decreased to $4.63 in 1999 from $5.05 for the same period in 1998.

     Exploration costs decreased $9.4 million (39 percent), to $14.7 million for 1999 from $24.1 million for 1998. During 1998, the Company's exploration costs included $13.9 million for the acquisition of 3-D seismic data primarily in the U.S. Gulf Coast area and Bolivia, $4.8 million for unsuccessful exploratory drilling, and $5.4 million for lease impairments and other geological and geophysical costs. Due to reduced cash flow levels, the Company significantly reduced its capital budget for 1999. As a result, exploration expenses for 1999 consisted of only $5.3 million for seismic data acquisition, $4.4 million for unsuccessful exploratory drilling and $5.0 million for lease impairments and other geological and geophysical costs.

     Impairments of oil and gas properties of $3.3 million were recognized in 1999, compared to $70.9 million of impairments in 1998, which resulted primarily from the decline in oil prices which took place in the last quarter of 1998.
The impairments recorded in 1999 were primarily as a result of mechanical failures which were uneconomic to repair and unsuccessful development projects on various fields in the United States. The Company reviews its proved properties for impairment on a field basis and recognizes an impairment whenever events or circumstances (such as declining oil and gas prices or unsuccessful development projects) indicate that the properties' carrying value may not be recoverable. If an impairment is indicated based on the Company's estimated future net revenues for total proved reserves on a field basis, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues ("fair value"). In estimating the future net revenues, the Company assumed that the current oil price environment would return to more historical levels over a short period of time and thereafter escalate annually. The Company assumed gas prices and operating costs would escalate annually beginning at current levels. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions.

     General and administrative expenses increased $4.4 million (14 percent), to $36.4 million for 1999 from $32.0 million for 1998, due primarily to the accrual of 1999 employee incentive bonuses and approximately $1.0 million in costs associated with the Company's efforts to prepare for Y2K. The Company implemented a bonus program effective for 1999 covering all U.S. employees designed to provide additional incentive to achieve certain corporate goals.
The Company's G&A per BOE for 1999 was $1.46 ($1.34 before the 1999 bonus accrual) compared to $1.32 for 1998.

     Depreciation, depletion and amortization decreased $1.2 million (1 percent), to $107.8 million for 1999 from $109.0 million for 1998, despite the three percent increase in total production due primarily to a lower DD&A rate per equivalent barrel for 1999 versus 1998. The Company's average DD&A rate per equivalent barrel produced decreased from $4.32 in 1998 to $4.15 in 1999 primarily as a result of the impact of the new production from the Company's El Huemul concession which has a substantially lower amortization rate and the effect of the U.S. impairments in 1998.

     Interest expense increased $15.0 million (34 percent), to $58.7 million for 1999 from $43.7 million for 1998, due primarily to a 25 percent increase in the Company's total average outstanding debt as a result of the Company's 1998 total capital spending, including acquisitions, exceeding 1998's cash flow and an increase in its average interest rate on its outstanding debt. The Company's average interest rate for its outstanding debt for 1999 was 8.14 percent compared to 7.72 percent in 1998.

     Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

     The Company reported a net loss of $87.7 million for the year ended December 31, 1998, compared to net income of $55.0 million in 1997. An increase in the Company's oil and gas production of eight percent on an equivalent barrel basis was more than offset by a 36 percent decrease in average oil prices and a 14 percent decrease in average gas prices. The production increases primarily relate to the exploration activities in the United States, the exploitation activities in Argentina and the acquisition of certain oil and gas properties from Burlington Resources Inc. (the "Burlington Properties") in April 1997. However, a portion of the production increases were reduced by the impact of severe weather in California during the first quarter of 1998 and the Gulf of Mexico in the third quarter of 1998 forcing the Company to temporarily shut in some of its oil and gas properties for portions of 1998 reducing production by approximately 167,000 Bbls of oil and 877,000 Mcf of gas.

     Oil and gas sales decreased $88.6 million (25 percent), to $265.9 million for 1998 from $354.5 million for 1997. A 36 percent decrease in average oil prices, partially offset by a six percent increase in oil production, accounted for a decrease of $84.4 million. A 14 percent decrease in average gas prices, partially offset by an 11 percent increase in gas production, accounted for an additional decrease of $4.2 million.

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

     Exploration costs increased $11.4 million (90 percent), to $24.1 million for 1998 from $12.7 million for 1997. During 1998, the Company's exploration costs included $13.9 million for the acquisition of 3-D seismic data primarily in the U.S. Gulf Coast area and Bolivia, $4.8 million for unsuccessful exploratory drilling, $3.0 million for lease impairments and $2.4 million in other geological and geophysical costs. The Company's 1997 exploration costs consisted primarily of $6.6 million for unsuccessful exploratory drilling, $5.6 million in 3-D seismic acquisition costs and $0.5 million in lease impairments.

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

     General and administrative expenses increased $4.6 million (17 percent), to $32.0 million for 1998 from $27.4 million for 1997, due primarily to the addition of personnel as a result of the acquisition of the Burlington Properties and the Company's increased emphasis on exploration activities and additional costs associated with international acquisition and business development activities and unsuccessful acquisition activities.

     Depreciation, depletion and amortization increased $12.7 million (13 percent), to $109.0 million for 1998 from $96.3 million for 1997, due primarily to the eight percent increase in production on an equivalent barrel basis and the increase in the Company's DD&A rate. The Company's average DD&A rate per equivalent barrel produced for 1998 was $4.32 compared to $4.14 for the year earlier.

     Interest expense increased $6.9 million (19 percent), to $43.7 million for 1998 from $36.8 million for 1997, due primarily to a 23 percent increase in the Company's total average outstanding debt as a result of capital spending in the Company's exploitation and exploration programs in excess of 1998's cash flow and the acquisition of the Burlington Properties in April 1997. The increase in interest expense was partially offset by a decrease in the Company's overall average interest rate from 8.01 percent in 1997 to 7.72 percent in 1998.

Capital Expenditures

     During 1999, the Company's total oil and gas capital expenditures were $237.5 million. Domestically, the Company's oil and gas capital expenditures totaled $51.6 million. Exploration activities accounted for $10.8 million of the domestic capital expenditures with exploitation activities contributing $9.1 million. The Company also had domestic capital expenditures in 1999 of $31.7 million for acquisitions of producing oil and gas properties, the largest of which was the $29.6 million acquisition from Nuevo Energy Company in December. During 1999, the Company's international oil and gas capital expenditures excluding acquisitions totaled $50.8 million, consisting of $10.5 million in Argentina on exploitation activities, $30.8 million in Bolivia on exploitation and exploration activities, and $9.5 million in Yemen and Ecuador.
International acquisition capital expenditures for 1999 included $121.0 million for the acquisition of the El Huemul concession in Argentina and $14.1 million for additional interests in the Company's Ecuador concessions.

     The Company committed to perform 17,728 work units related to its concession rights in the Naranjillos field in Santa Cruz Province, Bolivia awarded in late 1997. Through December 31, 1999, the Company has completed a total of 8,977 work units through capital expenditures in 1998 and 1999 of $7.6 million and $24.1 million, respectively. The total remaining work unit commitment is guaranteed by the Company through a $56.4 million letter of credit; however, the Company anticipates that it will fulfill the remaining work unit commitment through approximately $35 to $40 million of various drilling capital expenditures. The Company has budgeted to spend $37 million in 2000 to complete 8,751 work units, fulfilling its Naranjillos field commitment.

     In addition, the Company's commitment to perform 1,400 work units related to an exploration program within the Chaco Block in Bolivia was fulfilled during 1998 through acquisitions of 3-D seismic and the drilling of two wells. During July 1999, the Company also committed to perform an additional 1,068 work units in its Chaco field location in Bolivia over the next two years. This work commitment is secured by a $5.3 million letter of credit. Under the Company's exploration contract on Block 19 in Ecuador, the Company is required to participate in the drilling of one additional well. The Company expects to drill the well during 2000 at a cost of approximately $4 million.

     The Company is also committed to spend approximately $11 million in the Republic of Yemen over a two and one-half year period which began in July 1998. The expenditures will include the acquisition and interpretation of 150 square kilometers of seismic and the drilling of three exploration wells. At the end of the first two and one-half years, the Company has the option to extend the work program for a second two and one-half year period with similar work and capital commitments required. Through 1999, approximately $2 million of the $11 million commitment has been spent. To fulfill its commitment, the Company has budgeted to spend approximately $9 million in 2000 on the drilling of three wells.

     Except for the commitments discussed above, the timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally generated cash flow to fund capital expenditures other than significant acquisitions. Of the Company's 1999 non-acquisition capital expenditures of $71.4 million, approximately 34 percent was spent on exploitation activities, including development and infill drilling, and approximately 65 percent was spent on exploration activities. The Company's preliminary capital expenditure budget for 2000 is currently set at $146 million, exclusive of acquisitions. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "--Liquidity"), however, no assurance can be given that sufficient funds will be available to fund the Company's desired acquisitions.

     The Company's recent capital expenditure history is as follows:

                                                                         Years Ended December 31,
                                                                      --------------------------------

          (In thousands)                                                1999        1998        1997
                                                                      --------    --------    --------
          Acquisition of oil and gas reserves.....................    $166,787    $105,023    $139,749
          Drilling................................................      46,280     114,773      71,069
          Acquisition of undeveloped acreage and seismic..........      12,742      35,024      10,349
          Workovers and recompletions.............................      10,749      29,939      32,856
          Acquisition and construction of gathering systems.......         680       1,831       1,209
          Other...................................................         927       1,601       4,638
                                                                      --------    --------    --------

             Total................................................    $238,165    $288,191    $259,870
                                                                      ========    ========    ========

Liquidity

     Internally generated cash flow and the borrowing capacity under its revolving credit facility are the Company's major sources of liquidity. In addition, the Company may use other sources of capital, including the issuance of additional debt securities or equity securities, to fund any major acquisitions it might secure in the future and to maintain its financial flexibility.

     In the past, the Company has accessed the public markets to finance significant acquisitions and provide liquidity for its future activities. Prior to 1999 in conjunction with the purchase of substantial oil and gas assets, the Company completed four public equity offerings as well as two public debt offerings, which provided the Company with aggregate net proceeds of $415 million.

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

     On June 21, 1999, the Company completed a public offering of 9,000,000 shares of common stock, all of which were sold by the Company. Net proceeds of approximately $81.2 million were used to partially fund the purchase of the El Huemul concession from Total and Repsol in early July 1999. Also in July 1999, in connection with the exercise by the underwriters of a portion of the over-allotment option, the Company sold an additional 240,800 shares of common stock using the additional $2.1 million of net proceeds to reduce a portion of the Company's existing indebtedness under its revolving credit facility.

     Under the Amended and Restated Credit Agreement dated October 21, 1998, as amended (the "Bank Facility"), certain banks have provided to the Company an unsecured revolving credit facility. The Bank Facility establishes a borrowing base (currently $545 million) determined by the banks' evaluation of the Company's oil and gas reserves. The amount available to be borrowed under the Bank Facility is limited to the lesser of the borrowing base or the facility size, which is currently set at $535 million. The Company may increase the facility size up to $625 million without further approvals from the existing bank group if additional banks agree to join the group.

     Outstanding advances under the Bank Facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. As of February 29, 2000, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances, which resulted in an average interest rate of approximately seven percent per annum. In addition, the Company must pay a commitment fee ranging from 0.25 to 0.375 percent per annum on the unused portion of the banks' commitment.

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

     At February 29, 2000, the unused portion of the Bank Facility was approximately $363 million. The unused portion of the Bank Facility and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and such properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased.

     The Company's internally generated cash flow, results of operations and financing for its operations are dependent on oil and gas prices. For 1999, approximately 68 percent of the Company's production was oil. Realized oil prices for the year increased by 53 percent as compared to 1998 and total production on a BOE basis increased by three percent. As a result, the Company's earnings and cash flows have been materially increased compared to 1998. To the extent oil prices decline, the Company's earnings and cash flow from operations may be adversely impacted. However, the Company believes that its cash flows and unused availability under the Bank Facility are sufficient to fund its planned capital expenditures for the foreseeable future.

Inflation

     In recent years inflation has not had a significant impact on the Company's operations or financial condition.

Income Taxes

     The Company incurred a current provision for income taxes of approximately $6.0 million for 1999 and realized a current benefit of $4.1 million for 1998. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries as it is the Company's intention, generally, to reinvest such earnings permanently.

     During 1999, as a result of significantly improved oil prices, the Company generated Argentina taxable income in excess of its $44.9 million of net operating loss ("NOL") carryforwards, thereby utilizing all of the carryforwards to offset 1999 taxable income. Included in the $44.9 million of carryforwards are $16.2 million which had a valuation allowance recorded against them in 1998 and $14.4 million of NOL's that were acquired, but not recorded due to provisions under SFAS No. 109. The utilization of these NOL's was benefitted in the Company's 1999 tax provision, thereby reducing the tax provision and increasing net income by approximately $10.7 million.

     The Company has a U.S. Federal alternative minimum tax ("AMT") credit carryforward of approximately $5.2 million which does not expire and is available to offset U.S. Federal regular income taxes in future years, but only to the extent that U.S. Federal regular income taxes exceed the AMT in such years. The Company also has an estimated U.S. Federal NOL carryforward for regular tax purposes at December 31, 1999, of approximately $49.4 million which will expire in 2018 if not previously utilized.

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

     Statement of Readiness. The Company completed various initiatives to ensure that its hardware, software and equipment would function properly with respect to dates before and after January 1, 2000. For this purpose, the phrase "hardware, software and equipment" includes systems that are commonly thought of as Information Technology systems ("IT"), as well as those Non-Information Technology systems ("Non-IT") and equipment which include embedded technology. IT systems include computer hardware and software and other related systems. Non-IT systems include certain oil and gas production and field equipment, gathering systems, office equipment, telephone systems, security systems and other miscellaneous systems. The Non-IT systems presented, and still presents, the greatest compliance challenge since identification of embedded technology is difficult and because the Company is, to a great extent, reliant on third parties for Non-IT compliance.

     The Company formed a Year 2000 ("Y2K") Project team, which was chaired by its Manager of Information Services. The team included corporate staff and representatives from the Company's business units. The phases of identification, assessment, remediation and testing made up the Y2K directive and were all completed by the fourth quarter of 1999.

     Included in the Company's Y2K Project were procedures to determine the readiness of its business partners, such as service companies, technology providers, transportation and communication providers, pipeline systems, materials suppliers and oil and gas product purchasers. By use of questionnaires, 14,000 notices were distributed which allowed the Company to determine the extent to which these business partners were addressing their Y2K issues. Each returned document was examined for a response that could be detrimental to the Company's operations. Those business partners who did not respond and who were considered key businesses in the support of the Company's operations were sent a second request, followed by direct correspondence, to determine their readiness. Any material adverse responses were reviewed to determine an alternate business partner selection or the need for alternative actions to mitigate the impact on the Company.

     The Cost to Address Y2K Issues. The cost of the Y2K Project was approximately $2.3 million, excluding costs of Company employees working on the Y2K Project. Costs incurred for the purchase of new software and hardware have been capitalized and all other costs were expensed as incurred. Approximately $1.0 million of third party consultant fees related to the Y2K Project were recorded as part of the Company's 1999 general and administrative expenses.

     Y2K Worst-Case Scenario.   The Company's initial results from its
assessment phase of the Y2K Project was that its internal systems had fewer Y2K compliance problems than initially anticipated. As the Company had all internal systems within its control compliant and tested before the year 2000, it believed its likely worst-case scenario was the possibility of operational interruptions due to non-compliance by third parties. This non-compliance could have caused operational problems such as temporary disruptions of certain production, delays in marketing and transportation of production and delays of payments for oil and gas sales. This risk was minimized by the Company's efforts to communicate and evaluate third party compliance.

     The Company has contingency plans in the event that problems arise due to third party non-compliance or any failures of the Company's systems. These plans were completed during the fourth quarter of 1999 and include, but are not limited to, backup and recovery procedures, installations of new systems, replacement of current services with temporary manual processes, finding non-technological alternatives or sources of information and finding alternative suppliers, service companies and purchasers.

     The Risks of Y2K Issues. As anticipated, the Company did not experience any material operational problems as a result of Y2K. Additionally, the Company did not experience any material problems due to the lack of compliance by other entities. While it is possible that the Company might still encounter problems that may relate to Y2K issues, it does not believe they will pose a significant operational problem or adversely impact the Company's results of operations, liquidity or financial condition. As of March 1, 2000, the Company had experienced no material adverse impact on the Company's operations or financial condition as a result of Y2K issues.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company's operations are exposed to market risks primarily as a result of changes in commodity prices, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Commodity Price Risk

     The Company produces, purchases and sells crude oil, natural gas, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. During 1999, the Company entered into various oil hedges (swap agreements) for a total of 1.8 MMBbls of oil at a weighted average price of $22.43 per Bbl (NYMEX reference price) for 2000. The fair value of commodity swap agreements is the amount at which they could be settled, based on quoted market prices. At December 31, 1999, the Company would have received approximately $700,000 to terminate its oil swap agreements then in place. During the first quarter of 2000, the Company entered into additional oil hedging contracts through December 31, 2000, covering an additional 3.6 MMBbls of oil and a weighted average NYMEX reference price of $25.77 per Bbl. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

Interest Rate Risk

     The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR based borrowings from its commercial banks. To reduce the impact of fluctuations in interest rates the Company maintains a portion of its total debt portfolio in fixed rate debt. At December 31, 1999, the amount of the Company's fixed rate debt was approximately 64 percent of total debt. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

     The following table provides information about the Company's long-term debt principal payments and weighted average interest rates by expected maturity dates:

                                                                                                                   Fair
                                                                                                                   Value
                                                                                            There-                   at
                                      2000       2001       2002       2003       2004      After      Total      12/31/99
                                    --------   --------   --------   --------   --------   --------   --------    --------
Long-Term Debt:
Fixed rate (in thousands).......           -          -          -          -          -   $399,118   $399,118    $395,400
Average interest rate...........           -          -          -          -          -        9.2%       9.2%          -
Variable rate (in thousands)....           -   $ 28,275   $113,100   $ 84,825          -          -   $226,200    $226,200
Average interest rate...........           -         (a)        (a)        (a)         -          -         (a)        (a)

     _____________________
     (a) LIBOR plus an increment, based on the level of outstanding senior debt to the borrowing base, up to a maximum increment of 1.75 percent. Current increment above LIBOR is 0.875 percent.

Foreign Currency and Operations Risk

     International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. The Company has international operations in Argentina, Bolivia, Ecuador and Yemen. For 1999, the Company's operations in Argentina accounted for approximately 28 percent of the Company's revenues, 39 percent of the Company's operating income (before impairments of oil and gas properties) and 33 percent of its total assets. During such period, the Company's operations in Argentina represented its only foreign operations accounting for more than 10 percent of its revenues, operating income (before impairments of oil and gas properties) or total assets. The Company continues to identify and evaluate international opportunities but currently has no binding agreements or commitments to make any material international investment. As a result of such significant foreign operations, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in these foreign countries.

     The Company believes Argentina offers a relatively stable political environment and does not anticipate any significant change in the near future. The current democratic form of government has been in place since 1983 and, since 1989, has pursued a steady process of privatization, deregulation and economic stabilization and reforms involving the reduction of inflation and public spending. Argentina's 12-month trailing inflation rate measured by the Argentine Consumer Price Index declined from 200.7 percent as of June 1991 to
1.1 percent as of December 1999.

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

     On February 1, 1987, a new currency, the Boliviano ("Bs"), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house, the Bolsin, which is under the supervision of the Bolivian Central Bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at December 31, 1999, was US$1:Bs 6.00. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

     The economy of Ecuador has been uneven in recent years and has recently reached a crisis level due in large part to the "El Nino" weather phenomenon, the recent low oil price environment and political transition. Since 1992, the Ecuadorian government has generally sought to reduce its participation in the economy and has implemented certain macroeconomic reforms which were designed to reduce inflation. The Company believes the Ecuadorian government has a favorable attitude toward foreign investment and has strong international relationships with the U.S.

     Due to the current economic crisis, the sucre (Ecuador's monetary unit) exchange rate against the US dollar increased from approximately 7,000:1 in January 1999 to almost 21,000:1 in December 1999. During the same period, inflation reached nearly 61 percent. The exchange rate has deteriorated further during 2000 reaching 25,000:1 during February and inflation for the year has reached 25 percent. The crisis has resulted in President Jamil Mahaud being replaced by Gustavo Naboa during a peaceful coup de etat carried out on January 21, 2000. The new government, following proposals made by President Mahaud, has adopted a plan to dollarize the sucre at 25,000:1 and the plan is currently in the congressional approval process. Dollarization is expected to be implemented and speculation against the sucre has been temporarily halted. Although the Company believes any currency risk associated with its operations in Ecuador would not have a material impact on its financial position or results of operations, it has policies in place that reduce its exposure to currency risk related to the sucre including maintaining essentially all of its cash in US dollar accounts primarily in U.S. bank accounts. At the present time, approximately 90 percent of the Company's revenues in Ecuador are US dollar based.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this Item with respect to the Company's directors is incorporated by reference from the sections of the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-K.

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

          4.4 Indenture dated as of January 26, 1999, between The Chase Manhattan Bank, as Trustee, and the Company (Filed as Exhibit
                 4.4 to the Company's report on Form 10-K for the year ended December 31, 1998, filed March 12, 1999 (the "1998 Form 10-K")).

          4.5 Rights Agreement, dated March 16, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A, filed March 22, 1999).

          4.6 Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Filed as Exhibit 3.3 to the Company's Registration Statement on Form S-3, Registration No. 333-77619).

          10.1* Employment and Noncompetition Agreement dated January 7, 1987, between the Company and Charles C. Stephenson, Jr. (Filed as
                 Exhibit 10.19 to the S-1 Registration Statement).

     10.2* Form of Indemnification Agreement between the Company and certain of its officers and directors (Filed as Exhibit 10.23 to the S-1 Registration Statement).

     10.3* Vintage Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 4(d) to the Company's Registration Statement on Form S-8, Registration No. 33-37505).

     10.4* Amendment No. 1 to Vintage Petroleum, Inc. 1990 Stock Plan, effective January 1, 1991 (Filed as Exhibit 10.15 to the Company's report on Form 10-K for the year ended December 31, 1991, filed March 30, 1992).

     10.5* Amendment No. 2 to Vintage Petroleum, Inc. 1990 Stock Plan dated February 24, 1994 (Filed as Exhibit 10.15 to the Company's report on Form 10-K for the year ended December 31, 1993, filed March 29,
             1994).

     10.6* Amendment No. 3 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 15, 1996 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated April 1, 1996).

     10.7* Amendment No. 4 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 11, 1998 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31, 1998).

     10.8* Amendment No. 5 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 16, 1999 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

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

     10.12* Form of Non-Qualified Stock Option Agreement under the Vintage Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 10.20 to the 1992 Form 10-K).

     10.13* Form of Non-Qualified Stock Option Agreement for non-employee directors under the Vintage Petroleum, Inc. 1990 Stock Plan.

     10.14 Amended and Restated Credit Agreement dated as of October 21, 1998, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, NationsBank, N.A., as syndication agent, and Societe Generale Southwest Agency, as documentation agent (Filed as Exhibit 10 to the Company's report on Form 10-Q for the quarter ended September 30, 1998, filed November 13, 1998).

     10.15 First Amendment to the Amended and Restated Credit Agreement dated as of December 10, 1998, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, Nations Bank, N.A., as syndication agent, and Societe Generale Southwest Agency, as documentation agent (Filed as Exhibit 10.14 to the 1998 Form 10-K).

     10.16 Second Amendment to the Amended and Restated Credit Agreement dated as of May 19, 1999, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, NationsBank, N.A., as syndication agent, and Societe Generale Southwest Agency, as documentation agent (Filed as
            Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1999, filed August 12, 1999).

     10.17 Third Amendment to the Amended and Restated Credit Agreement dated as of November 18, 1999, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, Bank of America, N.A., successor-in-interest by merger to NationsBank, N.A., as syndication agent, and Societe Generale Southwest Agency, as documentation agent.

     21.    Subsidiaries of the Company.

     23.1   Consent of Arthur Andersen LLP.

     23.2   Consent of Netherland, Sewell & Associates, Inc.

     23.3   Consent of DeGolyer and MacNaughton.

     27.    Financial Data Schedule.
     ____________________
     *  Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

     Form 8-K dated November 16, 1999, was filed November 16, 1999, to report under Item 5 the Company's press release dated November 16, 1999, announcing an increase in its borrowing base related to its unsecured revolving credit facility.

     No other reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VINTAGE PETROLEUM, INC.


Date: March 13, 2000               By:   /s/ C. C. Stephenson, Jr.
                                      ---------------------------------
                                     C. C. Stephenson, Jr.
                                     Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                           Title                              Date
         ---------                           -----                              ----
 /s/ C. C. Stephenson, Jr.         Director and Chairman of the Board      March 13, 2000
----------------------------
C. C. Stephenson, Jr.


 /s/ S. Craig George               Director, President and                 March 13, 2000
----------------------------
S. Craig George                    Chief Executive Officer
                                   (Principal Executive Officer)


 /s/ William L. Abernathy          Director, Executive Vice President,     March 13, 2000
----------------------------
William L. Abernathy               Chief Operating Officer


 /s/ William C. Barnes             Director, Executive Vice President,     March 13, 2000
----------------------------
William C. Barnes                  Chief Financial Officer and
                                   Treasurer (Principal Financial Officer)


 /s/ Bryan H. Lawrence             Director                                March 13, 2000
----------------------------
Bryan H. Lawrence


 /s/ John T. McNabb, II            Director                                March 13, 2000
----------------------------
John T. McNabb, II


 /s/ Michael F. Meimerstorf        Vice President and Controller           March 13, 2000
----------------------------
Michael F. Meimerstorf             (Principal Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                                                                                                     Page
                                                                                                     ----
AUDITED FINANCIAL STATEMENTS OF VINTAGE PETROLEUM, INC. AND SUBSIDIARIES:
   Report of Independent Public Accountants.........................................................  44
   Consolidated Balance Sheets as of December 31, 1999 and 1998.....................................  45
   Consolidated Statements of Income (Loss) for the years ended December 31, 1999, 1998 and 1997....  46
   Consolidated Statements of Changes in Stockholders' Equity for the years ended
       December 31, 1999, 1998 and 1997.............................................................  47
   Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.......  48
   Notes to Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997..  49

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Vintage Petroleum, Inc.:

     We have audited the accompanying consolidated balance sheets of Vintage Petroleum, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vintage Petroleum, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                              ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
February 21, 2000

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (In thousands, except shares
                            and per share amounts)

                                    ASSETS

                                                                              December 31,
                                                                         ----------------------
                                                                            1999        1998
                                                                         ----------  ----------
CURRENT ASSETS:
   Cash and cash equivalents.........................................    $   42,687  $    5,245
   Accounts receivable -
     Oil and gas sales...............................................        87,484      54,680
     Joint operations................................................         5,211       5,905
   Prepaids and other current assets.................................        19,109      18,312
                                                                         ----------  ----------
     Total current assets............................................       154,491      84,142
                                                                         ----------  ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, successful efforts method.................     1,521,672   1,368,914
   Oil and gas gathering systems.....................................        15,453      14,774
   Other.............................................................        17,287      16,276
                                                                         ----------  ----------
                                                                          1,554,412   1,399,964
   Less accumulated depreciation, depletion and amortization.........       583,060     501,722
                                                                         ----------  ----------
                                                                            971,352     898,242
                                                                         ----------  ----------
OTHER ASSETS, net....................................................        42,291      31,791
                                                                         ----------  ----------
                                                                         $1,168,134  $1,014,175
                                                                         ==========  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revenue payable...................................................    $   25,899  $   17,382
   Accounts payable - trade..........................................        26,118      24,812
   Other payables and accrued liabilities............................        41,885      24,731
                                                                         ----------  ----------
        Total current liabilities....................................        93,902      66,925
                                                                         ----------  ----------
LONG-TERM DEBT.......................................................       625,318     672,507
                                                                         ----------  ----------
DEFERRED INCOME TAXES................................................        15,780           -
                                                                         ----------  ----------
OTHER LONG-TERM LIABILITIES..........................................         2,005         785
                                                                         ----------  ----------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY, per accompanying statements:
   Preferred stock, $.01 par, 5,000,000 shares authorized,
       zero shares issued and outstanding............................             -           -
   Common stock, $.005 par, 80,000,000 shares authorized,
       62,407,866 and 53,107,066 shares issued and outstanding.......           312         266
   Capital in excess of par value....................................       314,490     230,736
   Retained earnings.................................................       116,327      42,956
                                                                         ----------  ----------
                                                                            431,129     273,958
                                                                         ----------  ----------
                                                                         $1,168,134  $1,014,175
                                                                         ==========  ==========

       The accompanying notes are an integral part of these statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   (In thousands, except per share amounts)

                                                                         For the Years Ended December 31,
                                                                        ----------------------------------
                                                                          1999         1998         1997
                                                                        --------     ---------    --------
REVENUES:
  Oil and gas sales..................................................   $370,731     $ 265,863    $354,490
  Gas marketing......................................................     60,275        54,108      45,981
  Oil and gas gathering..............................................      6,955         7,741      18,063
  Gain on disposition of assets......................................     54,991             -           -
  Other income (expense).............................................      3,783         1,223      (1,944)
                                                                        --------     ---------    --------

                                                                         496,735       328,935     416,590
                                                                        --------     ---------    --------

COSTS AND EXPENSES:
  Lease operating, including production taxes........................    115,471       122,726     114,346
  Exploration costs..................................................     14,674        24,056      12,667
  Impairment of oil and gas properties...............................      3,306        70,913       8,785
  Gas marketing......................................................     57,550        51,560      43,398
  Oil and gas gathering..............................................      5,153         6,258      14,932
  General and administrative.........................................     36,409        31,996      27,361
  Depreciation, depletion and amortization...........................    107,807       108,975      96,307
  Interest...........................................................     58,665        43,680      36,762
                                                                        --------     ---------    --------

                                                                         399,035       460,164     354,558
                                                                        --------     ---------    --------

     Income (loss) before income taxes and minority interest.........     97,700      (131,229)     62,032
                                                                        --------     ---------    --------

PROVISION (BENEFIT) FOR INCOME TAXES:
  Current............................................................      5,954        (4,068)      5,235
  Deferred...........................................................     18,375       (39,496)      1,640
                                                                        --------     ---------    --------

                                                                          24,329       (43,564)      6,875
                                                                        --------     ---------    --------

MINORITY INTEREST IN INCOME OF SUBSIDIARY............................          -             -        (203)
                                                                        --------     ---------    --------

NET INCOME (LOSS)....................................................   $ 73,371     $ (87,665)   $ 54,954
                                                                        ========     =========    ========

EARNINGS (LOSS) PER SHARE:
  Basic..............................................................   $   1.27     $   (1.69)   $   1.07
                                                                        ========     =========    ========
  Diluted............................................................   $   1.24     $   (1.69)   $   1.05
                                                                        ========     =========    ========

Weighted Average Common Shares Outstanding:
  Basic..............................................................     57,989        51,900      51,178
                                                                        ========     =========    ========
  Diluted............................................................     59,315        51,900      52,026
                                                                        ========     =========    ========

       The accompanying notes are an integral part of these statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (In thousands, except per share amounts)

                                                                                 Capital
                                                                                In Excess
                                                                  Common Stock   of Par    Retained
                                                                 --------------
                                                                 Shares  Amount   Value    Earnings    Total
                                                                 ------  ------  --------  --------   --------
BALANCE AT DECEMBER 31, 1996..................................   48,138  $ 241   $152,200  $ 83,965   $236,406
     Net income...............................................        -      -          -    54,954     54,954
     Issuance of common stock.................................    3,000     15     46,978         -     46,993
     Exercise of stock options and
         resulting tax effects................................      421      2      2,830         -      2,832
     Cash dividends declared ($.07 per share).................        -      -          -    (3,607)    (3,607)
                                                                 ------  ------  --------  --------   --------

BALANCE AT DECEMBER 31, 1997..................................   51,559    258    202,008   135,312    337,578
     Net loss.................................................        -      -          -   (87,665)   (87,665)
     Issuance of common stock.................................    1,325      7     26,493         -     26,500
     Exercise of stock options and
         resulting tax effects................................      223      1      2,235         -      2,236
     Cash dividends declared ($.09 per share).................        -      -          -    (4,691)    (4,691)
                                                                 ------  ------  --------  --------   --------

BALANCE AT DECEMBER 31, 1998..................................   53,107    266    230,736    42,956    273,958
     Net income...............................................        -      -          -    73,371     73,371
     Issuance of common stock.................................    9,241     46     83,284         -     83,330
     Exercise of stock options and
         resulting tax effects................................       60      -        470         -        470
                                                                 ------  ------  --------  --------   --------

BALANCE AT DECEMBER 31, 1999..................................   62,408  $ 312   $314,490  $116,327   $431,129
                                                                 ======  ======  ========  ========   ========

       The accompanying notes are an integral part of these statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                       For the Years Ended December 31,
                                                                      ---------------------------------
                                                                         1999       1998        1997
                                                                      ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................   $  73,371   $ (87,665)  $  54,954
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities -
     Depreciation, depletion and amortization......................     107,807     108,975      96,307
     Impairment of oil and gas properties..........................       3,306      70,913       8,785
     Exploration costs.............................................      14,674      24,056      12,667
     Provision (benefit) for deferred income taxes.................      18,375     (39,496)      1,640
     Gain on disposition of assets.................................     (54,991)          -           -
     Minority interest in income of subsidiary.....................           -           -         203
                                                                      ---------   ---------   ---------
                                                                        162,542      76,783     174,556

  Decrease (increase) in receivables...............................     (32,110)      9,353       5,428
  U.S. income tax refund receivable................................       5,323      (5,323)          -
  Increase (decrease) in payables and accrued liabilities..........      29,500     (10,570)      7,187
  Other............................................................       3,603      (3,993)       (569)
                                                                      ---------   ---------   ---------

     Cash provided by operating activities.........................     168,858      66,250     186,602
                                                                      ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -
     Oil and gas properties........................................    (237,484)   (252,254)   (257,275)
     Gathering systems and other...................................      (2,669)     (9,960)     (2,275)
  Proceeds from sales of oil and gas properties....................      78,241         588         360
  Purchase of companies, net of cash acquired......................           -     (10,651)    (38,788)
  Other............................................................         634      (3,042)     (2,670)
                                                                      ---------   ---------   ---------

     Cash used by investing activities.............................    (161,278)   (275,319)   (300,648)
                                                                      ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock.............................................      83,685         884      47,910
  Sale of 9 3/4% Senior Subordinated Notes Due 2009................     146,000           -           -
  Sale of 8 5/8% Senior Subordinated Notes Due 2009................           -           -      96,270
  Advances on revolving credit facility and other borrowings.......      50,213     232,736     192,521
  Payments on revolving credit facility and other borrowings.......    (248,708)    (20,711)   (216,335)
  Dividends paid...................................................      (1,328)     (4,392)     (3,297)
                                                                      ---------   ---------   ---------

     Cash provided by financing activities.........................      29,862     208,517     117,069
                                                                      ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............      37,442        (552)      3,023
CASH AND CASH EQUIVALENTS, beginning of year.......................       5,245       5,797       2,774
                                                                      ---------   ---------   ---------

CASH AND CASH EQUIVALENTS, end of year.............................   $  42,687   $   5,245   $   5,797
                                                                      =========   =========   =========

       The accompanying notes are an integral part of these statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1999, 1998 and 1997

1. Business and Significant Accounting Policies

     Consolidation

          Vintage Petroleum, Inc. is an independent energy company with operations primarily in the exploration and production, gas marketing and gathering segments of the oil and gas industry. Approximately 99 percent of the Company's operations are within the exploration and production segment based on 1999 operating income before impairments of oil and gas properties and gains on asset sales. Its core areas of exploration and production operations include the West Coast, Gulf Coast, East Texas and Mid-Continent areas of the United States, the San Jorge Basin of Argentina, the Chaco Basin in Bolivia and Ecuador.

          The consolidated financial statements include the accounts of Vintage Petroleum, Inc. and its wholly- and majority-owned subsidiaries and its proportionately consolidated general partner interests in various joint ventures (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation. These reclassifications have no impact on net income
(loss).

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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

          The Company reviews its proved oil and gas properties for impairment on a field basis. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from production of total proved oil and gas reserves over the economic life of the reserves, based on the Company's expectations of future oil and gas prices and costs. In estimating the future net revenues at December 31, 1999, the Company assumed that the current oil price environment would return to more historical levels over a short period of time and thereafter, escalate annually. The Company assumed gas prices and operating costs would escalate annually beginning at current levels. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions. The Company recorded impairment provisions related to its proved oil and gas properties of $3.3 million, $70.9 million and $8.8 million in 1999, 1998 and 1997, respectively.

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

          The Company participated in oil hedges covering 1.84 MMBbls during 1999. The impact of these hedges reduced the Company's U.S. average oil price by 11 cents to $15.92 per Bbl and its overall average oil price by six cents to $16.62 per Bbl. The Company was not a party to any oil hedges in 1998. During 1997, the impact of Argentina oil hedges reduced the Company's overall average oil price 24 cents to $17.02 per Bbl and its average Argentina oil price was reduced 66 cents to $16.67 per Bbl. Approximately 49 percent of the 1997 Argentina oil production was covered by hedges.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

          SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000; however, beginning June 16, 1998, companies may implement the statement as of the beginning of any fiscal quarter. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, it should be noted that the impact of SFAS No. 133 could increase volatility in future reported earnings and other comprehensive income.

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

     Statements of Cash Flows

          Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. At December 31, 1999, the Company had approximately $40 million in escrow accounts primarily related to potential like-kind exchange transactions. These funds were invested in highly liquid investment funds at year end.

          During the years ended December 31, 1999, 1998 and 1997, the Company made cash payments for interest totaling $56.8 million, $42.4 million and $33.2 million, respectively. Cash payments for U.S. income taxes of $1.5 million and $5.3 million were made for 1998 and 1997, respectively. No cash payments for U.S. income taxes were made during 1999. Cash payments of $1.3 million were made during 1998 for foreign tax withholdings. No cash payments were made during 1999 or 1997 for foreign income taxes.

          In November 1998, the Company purchased 100 percent of the outstanding common stock of Elf Hydrocarbures Equateur, S.A., a French subsidiary of Elf Aquitaine. Total consideration included cash and common stock of the Company. The value of the non-cash consideration was $26.5 million and is not reflected in the Company's 1998 Statement of Cash Flows.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     Earnings Per Share

          Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per common share for 1999 and 1997 were computed assuming the exercise of all dilutive options, as determined by applying the treasury stock method. For 1998, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss per share were the same. Had the Company been in a net income position for 1998, the Company's diluted weighted average outstanding common shares as calculated under SFAS No. 128 would have been 54,604,530 with an additional 1,629,000 shares at an average exercise price of $17.83 that would have been antidilutive. In addition, for the year ended December 31, 1999, the Company had outstanding stock options for 1,635,000 additional shares of the Company's common stock, with an average exercise price of $17.70, which were antidilutive. The Company had no antidilutive shares for the year ended December 31, 1997.

     General and Administrative Expense

          The Company receives fees for operation of jointly-owned oil and gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $2.9 million, $2.7 million and $2.6 million in 1999, 1998 and 1997, respectively.

     Lease Operating Expense

          For the years ended December 31, 1999, 1998 and 1997, the Company recorded gross production taxes of $7.5 million, $7.4 million and $8.9 million, respectively, in lease operating expenses.

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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     Comprehensive Income

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishing standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 defines comprehensive income as the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company had no non-owner changes in equity other than net income and losses during the years ended December 31, 1999, 1998 and 1997.

2. Long-Term Debt

          Long-term debt at December 31, 1999 and 1998, consisted of the following:

               (In thousands)                                                             1999       1998
                                                                                        --------   --------
               Revolving credit facility.............................................   $226,200   $423,500
               Senior subordinated notes:
                 9% Notes due 2005, less unamortized discount........................    149,755    149,714
                 8 5/8% Notes due 2009, less unamortized discount....................     99,363     99,293
                 9 3/4% Notes due 2009...............................................    150,000          -
                                                                                        --------   --------

                                                                                        $625,318   $672,507
                                                                                        ========   ========

          The Company has no long-term debt maturities prior to December 1, 2001. Aggregate maturities of long-term debt for each of the years ending December 31, 2001, through December 31, 2003, are $28.3 million, $113.1 million and $84.8 million, with $399.1 million thereafter. The Company had $5.9 million and $5.3 million of accrued interest payable related to its long-term debt at December 31, 1999 and 1998, respectively, included in other payables and accrued liabilities.

     Revolving Credit Facility

          The Company has available an unsecured revolving credit facility under the Amended and Restated Credit Agreement dated October 21, 1998, as amended (the "Bank Facility"), between the Company and certain banks. The Bank Facility establishes a borrowing base (currently $545 million) based on the banks' evaluation of the Company's oil and gas reserves. The amount available to be borrowed under the Bank Facility is limited to the lesser of the borrowing base or the facility size, which is currently set at $535 million. The Company may increase the facility size up to $625 million without further approvals from the existing bank group if additional banks agree to join the group.

          Outstanding advances under the Bank Facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. In addition, the Company must pay a commitment fee ranging from 0.25 to 0.375 percent per annum on the unused portion of the banks' commitment. Total outstanding advances at December 31, 1999, were $226.2 million at an average interest rate of approximately 7.5 percent.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

          On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's oil and gas reserves. The Company's borrowing base was last redetermined in December 1999. If the sum of outstanding senior debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding at September 11, 2001, will be payable in eight equal consecutive quarterly installments commencing December 1, 2001, with maturity at September 11, 2003.

          The terms of the Bank Facility impose certain restrictions on the Company regarding the pledging of assets and limitations on additional indebtedness. In addition, the Bank Facility requires the maintenance of a minimum current ratio (as defined) and tangible net worth (as defined) of not less than $238.6 million plus 75 percent of the net proceeds of any future equity offerings less any impairment writedowns required by GAAP or by the Securities and Exchange Commission.

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

          The 9% Notes, 8 5/8% Notes and 9 3/4% Notes (collectively, the "Notes") are unsecured senior subordinated obligations of the Company, rank subordinate in right of payment to all senior indebtedness (as defined) and rank pari passu with each other. Upon a change in control (as defined) of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at a purchase price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest. The indentures for the Notes contain limitations on, among other things, additional indebtedness and liens, the payment of dividends and other distributions, certain investments and transfers or sales of assets.

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

          On March 16, 1999, the Company's Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of the Company's common stock which was made on April 5, 1999, to stockholders of record on that date. The Rights will expire on April 5, 2009.

          The Rights will be exercisable only if a person or group acquires 15 percent or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. Each Right will entitle stockholders to buy one-one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $60. If the Company is acquired in a merger or other business combination transaction after a person has acquired 15 percent or more of the Company's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 15 percent or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice such price. Prior to the acquisition by a person or group of beneficial ownership of 15 percent or more of the Company's common stock, the Rights are redeemable for one cent per Right at the option of the Company's Board of Directors.

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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

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

          (In thousands, except per share amounts)               1999        1998        1997
                                                               --------   --------    --------
          Net income (loss) - as reported.....................  $73,371   $(87,665)   $ 54,954
          Net income (loss) - pro forma.......................   71,130    (89,759)     53,501
          Earnings (loss) per share - as reported:
                 Basic........................................     1.27      (1.69)       1.07
                 Diluted......................................     1.24      (1.69)       1.05
          Earnings (loss) per share - pro forma:
                 Basic........................................     1.23      (1.73)       1.05
                 Diluted......................................     1.20      (1.73)       1.03

     The pro forma effect on net income (loss) for 1999, 1998 and 1997 may not be representative of the pro forma effect on net income in future years because SFAS No. 123 has not been applied to options granted prior to January 1, 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 1999 include a dividend yield of 0.6 percent, expected volatility of approximately 38.6 percent, a risk-free interest rate of approximately 5.1 percent and expected lives of 4.2 years. The weighted average assumptions used for options granted in 1998 include a dividend yield of 0.6 percent, expected volatility of approximately 27.1 percent, a risk-free interest rate of approximately 5.7 percent and expected lives of 4.2 years. The weighted average assumptions used for options granted in 1997 include a dividend yield of
0.4 percent, expected volatility of approximately 28.9 percent, a risk-free interest rate of approximately 6.3 percent and expected lives of 4.2 years.

     Under the 1983 Stock Option Plan, as amended (the "1983 Plan"), incentive stock options were granted to key employees of the Company. Generally, options granted under the 1983 Plan were exercisable for a two to seven year period beginning three years from the date granted. As of December 31, 1997, all available options had been granted and exercised under the 1983 Plan.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     Under the 1990 Stock Plan, as amended (the "1990 Plan"), a total of up to 6,000,000 shares of common stock are available for issuance to key employees and directors of the Company. The 1990 Plan permits the granting of any or all of the following types of awards: (a) stock options, (b) stock appreciation rights and (c) restricted stock. As of December 31, 1999, awards for a total of 415,000 shares of common stock remain available for grant under the 1990 Plan.

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

     Under the Non-Management Director Stock Option Plan (the "Director Plan"), 60,000 shares of common stock are available for issuance to the outside directors of the Company. Each outside director receives an initial option to purchase 5,000 shares of common stock during the director's first year of service to the Company. Annually thereafter, options to purchase 1,000 shares of common stock are to be granted to each outside director. Options granted pursuant to the Director Plan are non-qualified stock options with terms not to exceed 10 years and the option exercise price must equal the fair market value of the common stock on the date of grant. As of December 31, 1999, options for a total of 20,000 shares of common stock remain available for grant under the Director Plan.

     The following is an analysis of all option activity under the 1983 Plan, the 1990 Plan and the Director Plan for 1999, 1998 and 1997:

                                               1999                               1998                            1997
                                     -----------------------------      --------------------------     --------------------------

                                                       Wtd. Avg.                        Wtd. Avg.                       Wtd. Avg.
                                                       Exercise                         Exercise                        Exercise
                                         Shares         Price             Shares          Price          Shares          Price
                                     ------------    -------------      -----------   ------------     -----------    -----------
     Beginning stock options
      outstanding................       3,606,142     $    12.79          3,060,322      $  10.53        2,688,904       $   8.13
     Stock options granted.......       1,070,000           7.30            819,000         20.11          810,000          15.53
     Stock options canceled......               -              -            (50,000)        14.08                -              -
     Stock options exercised.....         (60,000)          5.94           (223,180)         8.44         (438,582)          4.99
                                     ------------                       -----------                    -----------
     Ending stock options
      outstanding................       4,616,142     $    11.61          3,606,142      $  12.79        3,060,322       $  10.53
                                     ============     ==========        ===========      ========      ===========       ========
     Ending stock options
      exercisable................       1,967,256     $     8.94          1,490,788      $   8.47        1,406,757       $   8.15
                                     ============     ==========        ===========      ========      ===========       ========
     Weighted average fair
      value of options...........    $       2.24                       $      4.14                    $      4.92
                                     ============                       ===========                    ===========

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     Of the 4,616,142 options outstanding at December 31, 1999: (a) 1,705,000 options have exercise prices between $3.50 and $8.38, with a weighted average exercise price of $7.28 and a weighted average contractual life of 7.3 years (647,000 of these options are exercisable currently at a weighted average price of $7.34); (b) 2,088,142 options have exercise prices between $8.78 and $15.50, with a weighted average exercise price of $11.80 and a weighted average contractual life of 6.0 years (1,310,032 of these options are exercisable currently at a weighted average price of $9.66); and (c) 823,000 options have exercise prices between $16.06 and $20.19, with a weighted average exercise price of $20.06 and a weighted average contractual life of 8.2 years (10,224 of these options are exercisable currently at a weighted average price of $17.21).

     All of the outstanding options are exercisable at various times in years 2000 through 2009. All incentive stock options and non-qualified options were granted at fair market value on the date of grant. As of December 31, 1999, no awards other than incentive and non-qualified stock options have been granted under the 1990 Plan. Generally, options granted under the 1990 Plan have a 10-year term and provide for vesting after three years.

     At December 31, 1999, a total of 5,051,142 shares of the Company's common stock are reserved for issuance pursuant to the 1990 Plan and the Director Plan.

  Preferred Stock

     Preferred stock at December 31, 1999, consists of 5,000,000 authorized but unissued shares. Preferred stock may be issued from time to time in one or more series, and the Board of Directors, without further approval of the stockholders, is authorized to fix the dividend rates and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

4. Commitments and Contingencies

     The Company committed to perform 17,728 work units related to its concession rights in the Naranjillos field in Santa Cruz Province, Bolivia awarded in late 1997. Through December 31, 1999, the Company has completed a total of 8,977 work units through capital expenditures in 1998 and 1999 of $7.6 million and $24.1 million, respectively. The total remaining work unit commitment is guaranteed by the Company through a $56.4 million letter of credit; however, the Company anticipates that it will fulfill the remaining work unit commitment through approximately $35 to $40 million of various drilling capital expenditures. The Company has budgeted to spend $37 million in 2000 to complete 8,751 work units, fulfilling its Naranjillos field commitment.

     During July 1999, the Company also committed to perform an additional 1,068 work units in its Chaco field location in Bolivia over the next two years. This work commitment is secured by a $5.3 million letter of credit.

     Under the Company's exploration contract on Block 19 in Ecuador, the Company is required to drill one additional well. The Company expects to drill this well during the third quarter of 2000 at a cost of approximately $4 million.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     The Company is also committed to spend approximately $11 million in the Republic of Yemen over a two and one-half year period which began July 28, 1998. This work commitment is guaranteed by an $11 million letter of credit. The expenditures include the acquisition and interpretation of over 150 square kilometers of seismic and the drilling of three exploration wells. At the end of the first two and one-half years, the Company has the option to extend the work program for a second two and one-half year period with similar work and capital commitments required. Through 1999, approximately $2 million of the $11 million commitment has been spent. To fulfill its commitment, the Company has budgeted to spend approximately $9 million in 2000 on drilling the three exploration wells.

     The Company had $93.7 million in letters of credit (including the $72.7 million in letters of credit discussed above) outstanding at December 31, 1999. These letters of credit relate primarily to various obligations for acquisition and exploration activities in South America and bonding requirements of various state regulatory agencies for oil and gas operations. The Company's availability under its revolving credit facility is reduced by the outstanding balance of letters of credit (excluding the $56.4 million Bolivia letter of credit discussed above).

     On November 4, 1998, the Company issued 1,325,000 shares of common stock to Elf Aquitaine as partial consideration for the acquisition of its French subsidiary, Elf Hydrocarbures Equateur, S.A., which owns producing oil properties and undeveloped acreage in Ecuador. The 1,325,000 shares of common stock of the Company is valued at a guaranteed amount of $20 per share, or $26.5 million. If the Company's prevailing share price is not equal to at least $20 per share after two years from the date of closing, the Company will be required to deliver additional consideration under the price guarantee provision of the agreement. Such additional consideration, if any, is payable, at the Company's option, in cash or additional shares of the Company's common stock. Had the Company been required to fulfill its commitment under the price guarantee at December 31, 1999 (based on the average price for the preceding 60 trading days of $11.28), it would have had to pay an additional $11.5 million in cash or issue an additional 1.0 million shares of its common stock.

    Rent expense was $1.8 million, $1.2 million and $1.2 million for 1999, 1998 and 1997, respectively. The future minimum commitments under long-term, non-cancellable leases for office space are $1.2 million, $1.1 million, $1.3 million, $1.4 million and $1.5 million for the calendar years 2000 through 2004, respectively with $3.6 million remaining in years thereafter.

     On November 5, 1996, the Province of Santa Cruz, Argentina brought suit against the Company's subsidiary Cadipsa S.A. in the Corte Suprema de Justicia de la Nacion (the Supreme Court of Justice of the Argentine Republic, Buenos Aires, Argentina), Dossier No. s-1451, seeking to recover approximately $10.6 million (which sum includes interest) allegedly due as additional royalties on four concessions granted in 1990 in which the Company currently owns a 100 percent working interest. The Company and its predecessors in title have been paying royalties at an eight percent rate; the Province of Santa Cruz claims the rate should be 12 percent. The amount of such claim will increase at the differential of these royalty rates until this claim is resolved. With respect to the 50 percent interest in the two concessions that the Company acquired from British Gas, plc, the Company believes that it is entitled to indemnification by British Gas, plc for any loss sustained by the Company as a result of this claim. Such indemnification equals approximately $5.2 million of the current $21.4 million claim as of December 31, 1999. The Company has no indemnification from its predecessors in title with respect to the payment of royalties on the other two concessions. The Company expects the outcome of this litigation to be decided during 2000 and although the Company cannot predict the outcome, based upon the advice of counsel, the Company does not expect this claim to have a material adverse impact on the Company's financial position, results of operations, or total proved reserves.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

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

     At December 31, 1999, the Company was a party to oil price swap agreements for 2000 covering 1.8 MMBbls at a weighted average NYMEX reference price of $22.43 per Bbl. During the first quarter of 2000, the Company entered into additional oil hedging contracts through December 31, 2000, covering an additional 3.6 MMBbls of oil and a weighted average NYMEX reference price of $25.77 per Bbl. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

     At December 31, 1998, the Company was a party to natural gas basis swaps for the calender year 1999 covering a total of 30.8 million MMBtu of gas. These natural gas basis swaps were used to hedge the basis differential between the NYMEX reference price and industry delivery point indexes under which the gas is sold.

    Fair Value of Financial Instruments

     The Company values financial instruments as required by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The Company estimates the value of the Notes based on quoted market prices. The Company estimates the value of its other long-term debt based on the estimated borrowing rates currently available to the Company for long-term loans with similar terms and remaining maturities. The estimated fair value of the Company's long-term debt at December 31, 1999 and 1998, was $621.6 million and $663.0 million, respectively, compared with a carrying value of $625.3 million and $672.5 million, respectively.

     The fair value of commodity swap agreements is the amount at which they could be settled, based on quoted market prices. The Company was unable to estimate the fair value of the natural gas basis swaps in place at December 31, 1998, as there was no quoted market price available. At December 31, 1999, the
 Company would have received approximately $700,000 to terminate its oil swap agreements then in place.

     The carrying value of other financial instruments approximates fair value because of the short maturity of those instruments.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

6. Income Taxes

     Income (loss) before income taxes and minority interest is composed of the following:

               (In thousands)                        1999         1998          1997
                                                 -----------   -----------   -----------
               Domestic.......................    $   33,097    $ (122,331)  $    31,919
               Foreign........................        64,603        (8,898)       30,113
                                                 -----------   -----------   -----------

                                                 $    97,700   $  (131,229)  $    62,032
                                                 ===========   ===========   ===========

     The total provision (benefit) for income taxes consists of the following:

               (In thousands)                        1999         1998          1997
                                                 -----------   -----------   -----------
               Current:

                      Domestic................    $    1,036   $    (5,324)  $     4,277
                      Foreign.................         4,918         1,256           958
               Deferred:
                      Domestic................        11,730       (43,722)        6,003
                      Foreign.................         6,645         4,226        (4,363)
                                                  ----------   -----------   -----------

                                                  $   24,329   $   (43,564)  $     6,875
                                                  ==========   ===========   ===========

     A reconciliation of the Federal statutory income tax rate to the effective rate is as follows:

                                                                       1999         1998          1997
                                                                   -----------   -----------   -----------
               Statutory U.S. income tax rate.....................        35.0%        (35.0)%        35.0%
               State income tax...................................         3.9          (3.9)          3.9
               Federal income tax credits.........................        (0.1)          1.8          (3.0)
               Foreign withholding tax............................           -           1.3             -
               Foreign operations.................................        (2.9)         (3.4)          0.6
               Argentina NOL valuation allowance..................           -           4.3             -
               Argentina NOL valuation allowance reversal.........        (5.8)            -          (5.0)
               Argentina NOL carryforward utilization.............        (5.2)            -         (18.4)
               Other..............................................           -           1.7          (2.0)
                                                                   -----------   -----------   -----------

                                                                          24.9%        (33.2)%        11.1%
                                                                   -----------   -----------   -----------

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     The components of the Company's net deferred tax asset (liability) as of December 31, 1999 and 1998, are as follows:

     (In thousands)                                                                    1999          1998
                                                                                    -----------    ----------
     Deferred Tax Assets:
            U.S. Federal and State net operating loss carryforwards...............  $    20,426    $   31,396
            Argentina net operating loss carryforwards............................            -        10,682
            U.S. Federal alternative minimum tax credit carryforward..............        5,242         4,815
            Argentina asset tax credit carryforward...............................            -         1,739
            Other temporary book/tax differences..................................        4,101         5,433
                                                                                    -----------    ----------

                                                                                         29,769        54,065
            Valuation allowance...................................................            -        (5,677)
                                                                                    -----------    ----------

                                                                                         29,769        48,388
                                                                                    -----------    ----------
     Deferred Tax Liabilities:
            Book/tax differences in property basis................................       45,183        45,436
            Other temporary book/tax differences..................................          366           447
                                                                                    -----------    ----------

                                                                                         45,549        45,883
                                                                                    -----------    ----------

                Net deferred tax asset (liability)................................  $   (15,780)   $    2,505
                                                                                    ===========    ==========

     Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries, as it is the Company's intention, generally, to reinvest such earnings permanently.

     As of December 31, 1999, the Company had an estimated U.S. Federal alternative minimum tax ("AMT") credit carryforward of approximately $5.2 million. The AMT credit carryforward does not expire and is available to offset U.S. Federal regular income taxes in future years, but only to the extent that U.S. Federal regular income taxes exceed the AMT in such years.

     As of December 31, 1999, the Company had an estimated net operating loss ("NOL") carryforward for U.S. Federal income tax purposes of $49.4 million. The U.S. Federal carryforward can be carried forward up to the year 2018 and can be used to offset future taxable income of the Company. The Company also has various state NOL carryforwards which have varying lengths of allowable carryforward periods ranging from 5 to 20 years and can be used to offset future state taxable income. As of December 31, 1999, the Company has fully utilized all NOL and asset tax credit carryforwards for Argentina income tax reporting purposes and thus reversed in 1999 the valuation allowance previously placed against its Argentina NOL carryforwards.

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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     If the Burlington Acquisition had been consummated as of January 1, 1997, the Company's unaudited pro forma revenues, net income and earnings per share for the year ended December 31, 1997, would have been as shown below; however, such pro forma information is not necessarily indicative of what actually would have occurred had the transaction occurred on such date.



                                                     1997
                                                  -----------

               Revenues (in thousands)...........  $431,306

               Net income (in thousands).........    57,565

               Earnings per share:
                  Basic..........................      1.12
                  Diluted........................      1.11


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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                                                      Exploration and Production
                                                   -------------------------------
                                                                           Other                 Gas
                                                       U.S.    Argentina  Foreign   Gathering  Marketing  Corporate     Total
                                                   ---------- ----------- --------  ---------  ---------  ---------   ----------
1999 (in thousands)
--------------------------------------
Revenues from external customers................     $275,486   $138,411  $ 13,873    $ 6,955   $60,275    $ 1,735  $  496,735
Intersegment revenues...........................            -          -         -      1,350     1,285          -       2,635
Depreciation, depletion and
      amortization expense......................       70,520     29,496     3,703      1,400         -      2,688     107,807
Impairment of oil and gas properties............        3,306          -         -          -         -          -       3,306
Operating income (loss).........................      112,902     77,033       665        402     2,725       (953)    192,774
Total assets....................................      520,443    379,099   174,009      6,372     6,601     81,610   1,168,134
Capital investments.............................       51,571    131,551    54,362        680         -      1,989     240,153
Long-lived assets...............................      476,153    342,179   144,673      3,629         -      4,718     971,352

1998 (in thousands)
--------------------------------------
Revenues from external customers................     $195,060   $ 65,819  $  5,782    $ 7,741   $54,108    $   425  $  328,935
Intersegment revenues...........................            -          -         -        884     1,466          -       2,350
Depreciation, depletion and
      amortization expense......................       75,479     26,610     2,968      1,693         -      2,225     108,975
Impairment of oil and gas properties............       70,913          -         -          -         -          -      70,913
Operating income (loss).........................      (66,275)    12,282    (2,098)      (210)    2,548     (1,800)    (55,553)
Total assets....................................      569,560    256,525   113,956      7,500     8,735     57,899   1,014,175
Capital investments.............................      177,970     44,592    63,798      1,831         -      3,156     291,347
Long-lived assets...............................      536,885    245,831   100,441      4,350         -     10,735     898,242

1997 (in thousands)
--------------------------------------
Revenues from external customers................     $252,353   $ 93,864  $  8,896    $18,063   $45,981    $(2,567) $  416,590
Intersegment revenues...........................            -          -         -      1,750     1,671          -       3,421
Depreciation, depletion and
      amortization expense......................       66,798     23,333     3,419      1,360         -      1,397      96,307
Impairment of oil and gas properties............        8,785          -         -          -         -          -       8,785
Operating income (loss).........................       78,927     45,707     1,131      3,388     2,584     (5,582)    126,155
Total assets....................................      567,279    237,544    50,887      8,564    12,427     38,693     915,394
Capital investments.............................      193,816     52,819    12,026      1,209         -      1,799     261,669
Long-lived assets...............................      527,321    227,774    42,933      4,190         -      4,669     806,887


     Intersegment sales are priced in accordance with terms of existing contracts and current market conditions. Capital investments include expensed exploratory costs. Corporate general and administrative costs and interest costs are not allocated to segments.

     During 1997, sales to one crude oil purchaser of the exploration and production segment represented approximately 10 percent of the Company's total revenues (exclusive of eliminations of intersegment sales and the impact of hedges). The Company had no single purchaser to which sales of any segment in 1998 exceeded 10 percent of the Company's total revenues. During 1999, sales to two crude oil purchasers of the exploration and production segment represented approximately 14 percent and 11 percent, respectively, of the Company's normal operating revenues (exclusive of eliminations of intersegment sales and the impact of hedges).

     U.S. exploration and production revenues from external customers for 1999 include $55.0 million of net proceeds from sales of oil and gas properties.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

9.  Detail of Prepaids and Other Current Assets

       (In thousands)                                                   1999            1998
                                                                     ---------       ----------
       Property divestiture proceeds receivable................       $  9,704       $        -
       Value added tax receivable..............................              -            2,750
       U.S. Income tax refund receivable.......................              -            5,323
       Other prepaids and current assets.......................          9,405           10,239
                                                                     ---------       ----------

                                                                      $ 19,109       $   18,312
                                                                     =========       ==========

10.  Quarterly Results (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998:


       (In thousands, except per share amounts)                  Quarter Ended
                                                 --------------------------------------------

                                                   Mar. 31    Jun. 30    Sept. 30    Dec. 31
                                                 ----------  ---------  ----------  ---------
       1999
       ----
       Revenues..................................  $ 66,004   $ 92,561   $ 136,429   $201,741
       Operating income (loss)...................    (6,372)    27,724      60,916    113,196
       Net income (loss).........................   (18,121)     5,183      27,278     59,031
       Earnings (loss) per share:
          Basic..................................      (.34)       .10         .44        .95
          Diluted................................      (.34)       .09         .43        .92

       1998
       ----
       Revenues..................................  $ 89,994   $ 84,932    $ 79,285   $ 74,724
       Operating income (loss)...................    13,497      4,137       3,781    (74,744)
       Net income (loss).........................    (1,582)    (9,508)     (9,925)   (66,650)
       Earnings (loss) per share:
          Basic..................................      (.03)      (.18)       (.19)     (1.27)
          Diluted................................      (.03)      (.18)       (.19)     (1.27)


     Revenues and operating income for the quarter ended December 31, 1999, were increased by $47.3 million related to gains recognized on the sale of certain oil and gas properties. The impact of this item increased net income for the quarter ended December 31, 1999, by $28.9 million or 46 cents per basic share and 45 cents per diluted share.

     Operating income for the quarter ended December 31, 1998, was decreased by $70.9 million due to impairments of oil and gas properties resulting from declines in oil and gas prices during the fourth quarter. The impact of this item reduced net income for the quarter ended December 31, 1998, by $43.3 million or 83 cents per basic and diluted share.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

11.  Supplementary Financial Information for Oil and Gas Producing Activities

     Results of Operations from Oil and Gas Producing Activities

          The following sets forth certain information with respect to the Company's results of operations from oil and gas producing activities for the years ended December 31, 1999, 1998 and 1997. The Company began operations in Ecuador in November 1998.

                                                                             1999
                                                    ----------------------------------------------------

(In thousands)                                        U.S.     Argentina   Bolivia    Other      Total
                                                    --------   ---------   -------   -------    --------
Revenues.........................................   $220,495   $ 138,411   $ 4,519   $ 9,353    $372,778
Production (lifting) costs.......................     80,516      31,882     1,757     1,316     115,471
Exploration costs................................      8,242           -     1,671     4,761      14,674
Impairment of proved properties..................      3,306           -         -         -       3,306
Depreciation, depletion and amortization.........     70,520      29,496     2,380     1,323     103,719
                                                    --------   ---------   -------   -------    --------

Results of operations before income taxes........     57,911      77,033    (1,289)    1,953     135,608
Income tax expense (benefit).....................     22,527      16,695      (438)   (1,670)     37,114
                                                    --------   ---------   -------   -------    --------

Results of operations (excluding corporate
    overhead and interest costs).................   $ 35,384   $  60,338   $  (851)  $ 3,623    $ 98,494
                                                    ========   =========   =======   =======    ========


                                                                             1998
                                                    ----------------------------------------------------

(In thousands)                                         U.S.    Argentina   Bolivia    Other      Total
                                                    --------   ---------   -------   -------    --------
Revenues.........................................   $195,060   $  65,819   $ 5,334   $   448    $266,661
Production (lifting) costs.......................     94,332      26,737     1,424       233     122,726
Exploration costs................................     20,610         191     2,255     1,000      24,056
Impairment of proved properties..................     70,913           -         -         -      70,913
Depreciation, depletion and amortization.........     75,479      26,610     2,858       110     105,057
                                                    --------   ---------   -------   -------    --------

Results of operations before income taxes........    (66,274)     12,281    (1,203)     (895)    (56,091)
Income tax expense (benefit).....................    (25,781)      4,299      (423)     (356)    (22,261)
                                                    --------   ---------   -------   -------    --------

Results of operations (excluding corporate
    overhead and interest costs).................   $(40,493)  $   7,982   $  (780)  $  (539)   $(33,830)
                                                    ========   =========   =======   =======    ========

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                                                                              1997
                                                    -----------------------------------------------------

(In thousands)                                         U.S.    Argentina   Bolivia    Other      Total
                                                    --------   ---------   -------   -------   ----------
Revenues..........................................  $252,353   $  93,864   $ 8,896   $     -   $  355,113
Production (lifting) costs........................    89,069      24,129     1,148         -      114,346
Exploration costs.................................     8,774         695       130     3,068       12,667
Impairment of proved properties...................     8,785           -         -         -        8,785
Depreciation, depletion and amortization..........    66,798      23,333     3,401        18       93,550
                                                    --------   ---------   -------   -------   ----------

Results of operations before income taxes.........    78,927      45,707     4,217    (3,086)     125,765
Income tax expense (benefit)......................    30,703           -     1,433    (1,193)      30,943
                                                    --------   ---------   -------   -------   ----------

Results of operations (excluding corporate
       overhead and interest costs)...............  $ 48,224   $  45,707   $ 2,784   $(1,893)  $   94,822
                                                    ========   =========   =======   =======   ==========

Capitalized Costs and Costs Incurred Relating to Oil and Gas Producing
Activities

     The Company's net investment in oil and gas properties at December 31, 1999 and 1998, was as follows:

                                                                              1999
                                                    -----------------------------------------------------

             (In thousands)                           U.S.     Argentina   Bolivia    Other      Total
                                                    --------   ---------   -------   -------   ----------
Unproved properties not being amortized...........  $ 15,867   $       -   $     -   $ 7,504   $   23,371
Proved properties being amortized.................   910,357     440,842    96,793    50,309    1,498,301
                                                    --------   ---------   -------   -------   ----------

       Total capitalized costs....................   926,224     440,842    96,793    57,813    1,521,672
Less accumulated depreciation,
       depletion and amortization.................   455,158      98,663     8,501     1,433      563,755
                                                    --------   ---------   -------   -------   ----------

       Net capitalized costs......................  $471,066   $ 342,179   $88,292   $56,380   $  957,917
                                                    ========   =========   =======   =======   ==========


                                                                            1998
                                                    -----------------------------------------------------

             (In thousands)                           U.S.     Argentina   Bolivia    Other      Total
                                                    --------   ---------   -------   -------   ----------
Unproved properties not being amortized...........  $ 14,906   $       -   $     -   $ 4,784   $   19,690
Proved properties being amortized.................   932,334     314,997    67,675    34,218    1,349,224
                                                    --------   ---------   -------   -------   ----------

       Total capitalized costs....................   947,240     314,997    67,675    39,002    1,368,914
Less accumulated depreciation,
       depletion and amortization.................   410,355      69,166     6,126       110      485,757
                                                    --------   ---------   -------   -------   ----------

       Net capitalized costs......................  $536,885   $ 245,831   $61,549   $38,892   $  883,157
                                                    ========   =========   =======   =======   ==========

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     The following sets forth certain information with respect to costs incurred (exclusive of general support facilities) in the Company's oil and gas activities during 1999, 1998 and 1997:

                                                                  1999
                                         -----------------------------------------------------

(In thousands)                             U.S.     Argentina   Bolivia     Other      Total
                                         --------   ---------   -------   --------   ---------
Acquisitions:
     Undeveloped properties...........   $    510    $      -   $     -   $    600   $   1,110
     Producing properties.............     31,662     121,015         -     14,110     166,787
Exploratory...........................     10,316           -    27,834      6,882      45,032
Development...........................      9,083      10,536     2,955      1,981      24,555
                                         --------   ---------   -------   --------   ---------

     Total costs incurred.............   $ 51,571    $131,551   $30,789   $ 23,573   $ 237,484
                                         ========   =========   =======   ========   =========


                                                                 1998
                                         -----------------------------------------------------

(In thousands)                             U.S.     Argentina   Bolivia     Other      Total
                                         --------   ---------   -------   --------   ---------
Acquisitions:
     Undeveloped properties...........   $  6,460   $       -   $     -   $  4,301   $  10,761
     Producing properties.............     70,805           -         -     34,218     105,023
Exploratory...........................     49,952       1,416    10,324      1,000      62,692
Development...........................     50,753      43,176    13,949          6     107,884
                                         --------   ---------   -------   --------   ---------

     Total costs incurred.............   $177,970   $  44,592   $24,273   $ 39,525   $ 286,360
                                         ========   =========   =======   ========   =========


                                                                  1997
                                         -----------------------------------------------------

(In thousands)                             U.S.     Argentina   Bolivia     Other      Total
                                         --------   ---------   -------   --------   ---------
Acquisitions:
     Undeveloped properties...........   $  7,138   $       -   $  560    $     75   $   7,773
     Producing properties.............    133,548           -    6,201           -     139,749
Exploratory...........................     16,463       3,971        -       2,983      23,417
Development...........................     36,667      48,848    2,148          59      87,722
                                         --------   ---------   -------   --------   ---------

     Total costs incurred.............   $193,816   $  52,819   $8,909   $   3,117   $ 258,661
                                         ========   =========   =======   ========   =========

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

                                        U.S.               Argentina               Bolivia               Ecuador           Total
                                 ------------------   -------------------    ------------------   --------------------   --------

                                   Oil       Gas        Oil        Gas          Oil      Gas         Oil        Oil        Gas
                                 (MBbls)    (MMcf)    (MBbls)     (MMcf)      (MBbls)   (MMcf)     (MBbls)    (MBbls)     (MMcf)
                                 -------   --------   -------    --------    --------  --------   ---------  ---------   --------
Proved reserves at
 December 31, 1996.............   94,338    325,088    79,005           -       4,953    57,758           -    178,296    382,846
Revisions of previous
 estimates.....................   (9,693)   (18,045)    7,065           -         607    28,414           -     (2,021)    10,369
Extensions, discoveries
 and other additions...........      345     29,451     1,211           -           -         -           -      1,556     29,451
Production.....................   (9,692)   (36,623)   (5,630)          -        (135)   (6,068)          -    (15,457)   (42,691)
Purchase of
 reserves-in-place.............   24,653     62,253         -           -         758   111,212           -     25,411    173,465
Sales of reserves-in-place.....      (17)    (1,277)        -           -           -         -           -        (17)    (1,277)
                                 -------   --------   -------    --------    --------  --------   ---------  ---------   --------
Proved reserves at
 December 31, 1997.............   99,934    360,847    81,651           -       6,183   191,316           -    187,768    552,163

Revisions of previous
 estimates.....................  (38,473)   (11,252)   (4,579)     12,024        (665)  101,624       2,546    (41,171)   102,396
Extensions, discoveries
 and other additions...........      306     28,345     4,091           -       2,968   121,419           -      7,365    149,764
Production.....................   (9,912)   (42,176)   (6,322)          -        (122)   (5,062)        (78)   (16,434)   (47,238)
Purchase of
 reserves-in-place.............    5,452     53,027         -           -           -         -      21,577     27,029     53,027
Sales of reserves-in-place.....     (100)    (3,279)        -           -           -         -           -       (100)    (3,279)
                                 -------   --------   -------    --------    --------  --------   ---------  ---------   --------
Proved reserves at
 December 31, 1998.............   57,207    385,512    74,841      12,024       8,364   409,297      24,045    164,457    806,833

Revisions of previous
 estimates.....................   52,684     32,505    24,496      25,222      (1,952)   21,129       1,709     76,937     78,856
Extensions, discoveries
 and other additions...........      110      1,844         -           -       1,746    88,424           -      1,856     90,268
Production.....................   (8,643)   (39,150)   (7,560)     (4,682)        (77)   (4,522)       (597)   (16,877)   (48,354)
Purchase of
 reserves-in-place.............   10,343     14,947    44,694      81,072           -         -      23,039     78,076     96,019
Sales of reserves-in-place.....   (1,259)   (34,633)        -           -           -         -           -     (1,259)   (34,633)
                                 -------   --------   -------    --------    --------  --------   ---------  ---------   --------
Proved reserves at
 December 31, 1999.............  110,442    361,025   136,471     113,636       8,081   514,328      48,196    303,190    988,989
                                 =======   ========   =======    ========    ========  ========   =========  =========   ========

Proved developed reserves at:

   December 31, 1997...........   79,494    316,306    47,806           -       1,502   140,124           -    128,802    456,430
                                 =======   ========   =======    ========    ========  ========   =========  =========   ========

   December 31, 1998...........   51,481    330,371    47,167      12,024       4,390   278,317       1,255    104,293    620,712
                                 =======   ========   =======    ========    ========  ========   =========  =========   ========

   December 31, 1999...........   94,722    302,444    90,125      92,696       6,414   415,743       5,524    196,785    810,883
                                 =======   ========   =======    ========    ========  ========   =========  =========   ========

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

     Set forth below is the Standardized Measure relating to proved oil and gas reserves at December 31, 1999 and 1998:

                                                                        1999
                                           ----------------------------------------------------------------

(In thousands)                                U.S.       Argentina     Bolivia      Ecuador        Total
                                           ----------   -----------   ---------   -----------   -----------
Future cash inflows......................  $3,287,165   $ 3,326,461   $ 713,314   $ 1,012,113   $ 8,339,053
Future production costs..................   1,265,432       947,564      51,564       235,312     2,499,872
Future development and
   abandonment costs.....................     188,019       195,729      47,050       140,423       571,221
                                           ----------   -----------   ---------   -----------   -----------

Future net cash inflows before
   income tax expense....................   1,833,714     2,183,168     614,700       636,378     5,267,960
Future income tax expense................     538,602       654,633     189,054       204,990     1,587,279
                                           ----------   -----------   ---------   -----------   -----------

Future net cash flows....................   1,295,112     1,528,535     425,646       431,388     3,680,681
10 percent annual discount for
   estimated timing of cash flows........     475,281       583,187     222,991       151,985     1,433,444
                                           ----------   -----------   ---------   -----------   -----------

Standardized Measure of discounted
   future net cash flows.................  $  819,831   $   945,348   $ 202,655   $   279,403   $ 2,247,237
                                           ==========   ===========   =========   ===========   ===========

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                                                                                      1998
                                                              -----------------------------------------------------

(In thousands)                                                   U.S.     Argentina   Bolivia  Ecuador     Total
                                                              ----------  ---------  --------  --------  ----------
Future cash inflows.......................................... $1,314,729  $ 638,317  $439,241  $145,230  $2,537,517
Future production costs......................................    570,034    311,989    41,582    44,758     968,363
Future development and abandonment costs.....................    129,903    125,204    48,613    49,087     352,807
                                                              ----------  ---------  --------  --------  ----------

Future net cash inflows before
   income tax expense........................................    614,792    201,124   349,046    51,385   1,216,347
Future income tax expense....................................     42,539          -   107,025     6,008     155,572
                                                              ----------  ---------  --------  --------  ----------

Future net cash flows........................................    572,253    201,124   242,021    45,377   1,060,775
10 percent annual discount for
   estimated timing of cash flows............................    188,044     74,049   130,825    19,635     412,553
                                                              ----------  ---------  --------  --------  ----------

Standardized Measure of discounted
   future net cash flows..................................... $  384,209  $ 127,075  $111,196  $ 25,742  $  648,222
                                                              ==========  =========  ========  ========  ==========

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

     The following is an analysis of the changes in the Standardized Measure during 1999, 1998 and 1997:

(In thousands)                                                             1999         1998         1997
                                                                        ----------   ----------   ----------
Standardized Measure - beginning of year..............................  $  648,222   $1,016,645   $1,392,841
Increases (decreases) -
   Sales, net of production costs.....................................    (255,260)    (145,709)    (240,767)
   Net change in sales prices, net of production costs................   1,218,764     (505,314)    (824,264)
   Discoveries and extensions, net of related
   future development and production costs............................      62,427       98,521       56,334
   Changes in estimated future development costs......................     (52,195)     (17,025)     (89,637)
   Development costs incurred.........................................      21,472       98,434       77,127
   Revisions of previous quantity estimates...........................     732,703     (124,097)       3,508
   Accretion of discount..............................................      70,357      122,256      180,714
   Net change in income taxes.........................................    (687,057)     150,582      215,131
   Purchase of reserves-in-place......................................     496,237      110,389      240,658
   Sales of reserves-in-place.........................................     (54,135)      (1,493)      (2,518)
   Timing of production of reserves and other.........................      45,702     (154,967)       7,518
                                                                        ----------   ----------   ----------

Standardized Measure - end of year....................................  $2,247,237   $  648,222   $1,016,645
                                                                        ==========   ==========   ==========

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

  4.4 Indenture dated as of January 26, 1999, between The Chase Manhattan Bank, as Trustee, and the Company (Filed as Exhibit 4.4 to the Company's report on Form 10-K for the year ended December 31, 1998, filed March 12, 1999 (the "1998 Form 10-K")).

  4.5 Rights Agreement, dated March 16, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as
          Exhibit 4.1 to the Company's Registration Statement on Form 8-A, filed March 22, 1999).

  4.6 Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Filed as Exhibit 3.3 to the Company's Registration Statement on Form S-3, Registration No. 333-77619).

  10.1* Employment and Noncompetition Agreement dated January 7, 1987, between the Company and Charles C. Stephenson, Jr. (Filed as Exhibit 10.19 to the S-1 Registration Statement).

  10.2* Form of Indemnification Agreement between the Company and certain of its officers and directors (Filed as Exhibit 10.23 to the S-1 Registration Statement).

  10.3* Vintage Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 4(d) to the Company's Registration Statement on Form S-8, Registration No. 33-37505).

  10.4* Amendment No. 1 to Vintage Petroleum, Inc. 1990 Stock Plan, effective January 1, 1991 (Filed as Exhibit 10.15 to the Company's report on Form 10-K for the year ended December 31, 1991, filed March 30, 1992).

  10.5* Amendment No. 2 to Vintage Petroleum, Inc. 1990 Stock Plan dated February 24, 1994 (Filed as Exhibit 10.15 to the Company's report on Form 10-K for the year ended December 31, 1993, filed March 29, 1994).

  10.6* Amendment No. 3 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 15, 1996 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated April 1, 1996).

  10.7* Amendment No. 4 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 11, 1998 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31, 1998).

  10.8* Amendment No. 5 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 16, 1999 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

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

  10.13* Form of Non-Qualified Stock Option Agreement for non-employee directors under the Vintage Petroleum, Inc. 1990 Stock Plan.

  10.14 Amended and Restated Credit Agreement dated as of October 21, 1998, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, NationsBank, N.A., as syndication agent, and Societe Generale Southwest Agency, as documentation agent (Filed as Exhibit 10 to the Company's report on Form 10-Q for the quarter ended September 30, 1998, filed November 13, 1998).

  10.15 First Amendment to the Amended and Restated Credit Agreement dated as of December 10, 1998, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, Nations Bank, N.A., as syndication agent, and Societe Generale Southwest Agency, as documentation agent (Filed as
          Exhibit 10.14 to the 1998 Form 10-K).

  10.16 Second Amendment to the Amended and Restated Credit Agreement dated as of May 19, 1999, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, NationsBank, N.A., as syndication agent, and Societe Generale Southwest Agency, as documentation agent (Filed as
          Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1999, filed August 12, 1999).

  10.17 Third Amendment to the Amended and Restated Credit Agreement dated as of November 18, 1999, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, Bank of America, N.A., successor-in-interest by merger to NationsBank, N.A., as syndication agent, and Societe Generale Southwest Agency, as documentation agent.

  21.     Subsidiaries of the Company.

  23.1    Consent of Arthur Andersen LLP.

  23.2    Consent of Netherland, Sewell & Associates, Inc.

  23.3    Consent of DeGolyer and MacNaughton.

  27.     Financial Data Schedule.
  ____________________
  *  Management contract or compensatory plan or arrangement.