Form 10-Q
period 2000-03-31
VINTAGE PETROLEUM INC
filed 2000-05-04
CIK 809428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   [X]                OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR


               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   [ ]               OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to


Commission file number    1-10578
                       -------------

                            VINTAGE PETROLEUM, INC.
               -------------------------------------------------
              (Exact name of registrant as specified in charter)


            Delaware                                         73-1182669
-------------------------------                   ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization                         Identification No.)


        110 West Seventh Street         Tulsa, Oklahoma          74119-1029
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

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at May 3, 2000
-----------------------------                    --------------------------
Common Stock, $.005 Par Value                              62,489,866

                                     PART I



                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                         (In thousands, except shares
                            and per share amounts)
                                  (Unaudited)


                                    ASSETS
                                    ------


                                                                 March 31,   December 31,
                                                                   2000          1999
                                                                ----------   -----------
CURRENT ASSETS:
   Cash and cash equivalents                                    $    6,737    $   42,687
   Accounts receivable -
       Oil and gas sales                                            84,574        87,484
       Joint operations                                              5,073         5,211
   Prepaids and other current assets                                18,551        19,109
                                                                ----------    ----------

          Total current assets                                     114,935       154,491
                                                                ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, successful efforts method             1,539,559     1,521,672
   Oil and gas gathering systems and plants                         18,974        15,453
   Other                                                            17,652        17,287
                                                                ----------    ----------

                                                                 1,576,185     1,554,412

   Less accumulated depreciation, depletion and amortization       605,494       583,060
                                                                ----------    ----------

                                                                   970,691       971,352
                                                                ----------    ----------

OTHER ASSETS, net                                                   43,379        42,291
                                                                ----------    ----------
   TOTAL ASSETS                                                 $1,129,005    $1,168,134
                                                                ==========    ==========



           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------



                                                               March 31,   December 31,
                                                                 2000          1999
                                                              ----------   ------------
CURRENT LIABILITIES:
   Revenue payable                                            $   26,684    $   25,899
   Accounts payable - trade                                       27,645        26,118
   Current taxes payable                                          20,413         5,875
  Other payables and accrued liabilities                          38,630        36,010
                                                              ----------    ----------

       Total current liabilities                                 113,372        93,902
                                                              ----------    ----------

LONG-TERM DEBT                                                   519,246       625,318
                                                              ----------    ----------

DEFERRED INCOME TAXES                                             21,957        15,780
                                                              ----------    ----------

OTHER LONG-TERM LIABILITIES                                        3,612         2,005
                                                              ----------    ----------

STOCKHOLDERS' EQUITY, per accompanying statement:
   Preferred stock, $.01 par, 5,000,000 shares authorized,
       zero shares issued and outstanding                              -             -
   Common stock, $.005 par, 80,000,000 shares authorized,
       62,435,866 and 62,407,866 shares issued and
       outstanding, respectively                                     312           312
   Capital in excess of par value                                314,622       314,490
   Retained earnings                                             155,884       116,327
                                                              ----------    ----------

                                                                 470,818       431,129
                                                              ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $1,129,005    $1,168,134
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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                    2000      1999
                                                  --------  --------

REVENUES:
   Oil and gas sales                              $144,455  $ 53,494
   Gas marketing                                    18,462    10,318
   Oil and gas gathering and processing              3,418     1,580
   Other income                                        987       612
                                                  --------  --------

                                                   167,322    66,004
                                                  --------  --------

COSTS AND EXPENSES:
   Lease operating, including production taxes      35,000    23,847
   Exploration costs                                 2,304     5,887
   Gas marketing                                    17,527     9,794
   Oil and gas gathering and processing              2,668     1,194
   General and administrative                        9,003     7,933
   Depreciation, depletion and amortization         22,505    32,205
   Interest                                         13,415    14,560
                                                  --------  --------

                                                   102,422    95,420
                                                  --------  --------

       Income (loss) before income taxes            64,900   (29,416)

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                          15,926        28
   Deferred                                          6,297   (11,323)
                                                  --------  --------

NET INCOME (LOSS)                                 $ 42,677  $(18,121)
                                                  ========  ========

EARNINGS (LOSS) PER SHARE:
   Basic                                              $.68     $(.34)
                                                  ========  ========
   Diluted                                            $.67     $(.34)
                                                  ========  ========

Weighted average common shares outstanding:
   Basic                                            62,412    53,107
                                                  ========  ========
   Diluted                                          63,788    53,107
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

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                   -----------------------------------------
                                 (In thousands)
                                  (Unaudited)





                                                 Capital
                                 Common Stock   In Excess
                              ----------------   of Par    Retained
                                Shares  Amount    Value    Earnings     Total
                              --------  ------  ---------  --------  ---------

Balance at December 31, 1999    62,408    $312   $314,490  $116,327   $431,129

Net income                           -       -          -    42,677     42,677
Exercise of stock options
    and resulting tax effects       28       -        132         -        132
Cash dividends declared
    ($.05 per share)                 -       -          -    (3,120)    (3,120)
                              --------    ----   --------  --------   --------

Balance at March 31, 2000       62,436    $312   $314,622  $155,884   $470,818
                              ========    ====   ========  ========   ========


           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In thousands)
                                  (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                      2000        1999
                                                               -----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $  42,677   $ (18,121)
   Adjustments to reconcile net income (loss) to
       cash provided by operating activities -
          Depreciation, depletion and amortization                  22,505      32,205
          Exploration costs                                          2,304       5,887
          Provision (benefit) for deferred income taxes              6,297     (11,323)
                                                                 ---------   ---------
                                                                    73,783       8,648

   Decrease in receivables                                           3,048      11,451
   Increase (decrease) in payables and accrued liabilities          14,982      (1,874)
   Other                                                             2,188      (3,283)
                                                                 ---------   ---------
          Cash provided by operating activities                     94,001      14,942
                                                                 ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas expenditures                                        (23,674)    (18,646)
   Other property and equipment additions                             (386)       (865)
   Proceeds from sales of oil and gas properties                         -          63
   Other                                                            (1,171)      1,082
                                                                 ---------   ---------
          Cash used by investing activities                        (25,231)    (18,366)
                                                                 ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                                132           -
   Sale of 9 3/4% Senior Subordinated Notes                              -     146,000
   Advances on revolving credit facility and other borrowings        7,032       9,624
   Payments on revolving credit facility and other borrowings     (110,324)   (148,896)
   Dividends paid                                                   (1,560)     (1,328)
                                                                 ---------   ---------
          Cash provided (used) by financing activities            (104,720)      5,400
                                                                 ---------   ---------

Net increase (decrease) in cash and cash equivalents               (35,950)      1,976

Cash and cash equivalents, beginning of period                      42,687       5,245
                                                                 ---------   ---------

Cash and cash equivalents, end of period                         $   6,737   $   7,221
                                                                 =========   =========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                            March 31, 2000 and 1999

1.  GENERAL

  The accompanying financial statements are unaudited. The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. In addition, the Company's interests in various joint ventures have been proportionately consolidated, whereby the Company's proportionate share of each joint venture's assets, liabilities, revenues and expenses is included in the appropriate accounts in the consolidated financial statements. Management believes that all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 1999 amounts have been reclassified to conform with the 2000 presentation. These reclassifications have no impact on net income (loss). These financial statements and notes should be read in conjunction with the 1999 audited financial statements and related notes included in the Company's 1999 Annual Report on Form 10-K, Item 8, Notes to Consolidated Financial Statements.

2.  SIGNIFICANT ACCOUNTING POLICIES

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

  The Company reviews its proved oil and gas properties for impairment on a field basis. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from production of total proved oil and gas reserves over the economic life of the reserves, based on the Company's expectations of future oil and gas prices and costs. No impairment provision was required for the first three months of either 2000 or 1999. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions.

  Statements of Cash Flows

  Cash payments for interest totaled $8,899,764 and $10,733,050 for the three months ended March 31, 2000 and 1999, respectively. Cash payments for U.S. Federal and state income taxes were $425,000 during the three months ended March 31, 2000. There were no cash payments made for U.S. income taxes in the first three months of 1999. During the three months ended March 31, 2000 and 1999, the Company made cash payments of $1,320,146 and $28,366, respectively, for foreign taxes.

  Earnings Per Share

  The Company applies Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS No. 128"). Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For the three months ended March 31, 1999, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss per share were the same. Had the Company been in a net income position for this period, the Company's diluted weighted average outstanding common shares as calculated under SFAS No. 128 would have been 55,694,353. In addition, for the three months ended March 31, 2000 and 1999, the Company had outstanding stock options for 1,584,000 and 3,531,322 additional shares of the Company's common stock, respectively, with average exercise prices of $17.82 and $13.22, respectively, which were antidilutive.

  Comprehensive Income

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishing standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 defines comprehensive income as the total of net income and all other non-owner changes in equity. During the three month periods ended March 31, 2000 and 1999, the Company had no non-owner changes in equity other than net income or loss.

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

3.  SEGMENT INFORMATION

  The Company's reportable business segments have been identified based on the differences in products or services provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the gathering/plant segment arise from the transportation, processing and sale of natural gas, crude oil and plant products. The gas marketing segment generates revenue by earning fees through the marketing of Company produced gas volumes and the purchase and resale of third party produced gas volumes. The Company evaluates the performance of its operating segments based on operating income before corporate general and administrative costs and interest costs.

  Operations in the gathering/plant and gas marketing segments are in the United States. The Company operates in the oil and gas exploration and production segment in the United States, South America and Yemen. Summarized financial information for the Company's reportable segments for the first quarters of 2000 and 1999 is shown in the following table:

                                           Exploration and Production
                                  -----------------------------------------

                                                                     Other
                                      U.S.    Argentina   Bolivia   Foreign
                                    --------  ---------  --------   -------
2000 - 1/st/ Quarter
----------------------------------
Revenues from external customers... $ 74,871   $ 61,152  $  1,878   $ 6,971
Intersegment revenues..............        -          -         -         -
Depreciation, depletion and
      amortization expense.........   12,384      7,520     1,287       476
Operating income (loss)............   38,828     42,647    (1,401)    5,827
Total assets.......................  517,799    379,879   113,748    70,906
Capital investments................    7,062      6,987     6,060     3,565
Long-lived assets..................  466,770    341,664    91,415    59,392

1999 - 1/st/ Quarter
----------------------------------
Revenues from external customers... $ 38,100   $ 14,657  $    464   $   721
Intersegment revenues..............        -          -         -         -
Depreciation, depletion and
      amortization expense.........   23,737      6,958       367       293
Operating income (loss)............   (5,709)     2,650      (211)   (3,902)
Total assets.......................  555,508    252,948    79,126    44,438
Capital investments................    5,168        539     8,664     4,277
Long-lived assets..................  521,257    240,944    69,816    39,054



                                    Gathering/     Gas
                                      Plant     Marketing  Corporate      Total
                                    ----------  ---------  ---------   ----------

2000 - 1/st/ Quarter
----------------------------------
Revenues from external customers...    $ 3,418    $18,462    $   570   $  167,322
Intersegment revenues..............        550        490          -        1,040
Depreciation, depletion and
      amortization expense.........        369          -        469       22,505
Operating income (loss)............        381        934        102       87,318
Total assets.......................     10,430      7,693     28,550    1,129,005
Capital investments................         21          -        365       24,060
Long-lived assets..................      6,781          -      4,669      970,691

1999 - 1/st/ Quarter
----------------------------------
Revenues from external customers...    $ 1,580    $10,317    $   165   $   66,004
Intersegment revenues..............        306        524          -          830
Depreciation, depletion and
      amortization expense.........        275          -        575       32,205
Operating income (loss)............        111        524       (386)      (6,923)
Total assets.......................      7,268      7,158     56,044    1,002,490
Capital investments................        637          -        226       19,511
Long-lived assets..................      4,712          -      4,054      879,837

   Intersegment sales are priced in accordance with terms of existing contracts and current market conditions. Capital investments include expensed exploratory costs. Corporate general and administrative costs and interest costs are not allocated to the operating income (loss) of the segments.

4.  COMMITMENTS AND CONTINGENCIES

   The Company committed to perform 17,728 work units related to its concession rights in the Naranjillos field in Santa Cruz Province, Bolivia awarded in late 1997. The total work unit commitment is guaranteed by the Company through a letter of credit (currently $56.4 million). The Company anticipates a $22.6 million reduction in this letter of credit in the second or third quarter of 2000 upon approval by the Bolivian government of work performed in late 1999 and early 2000. Approximately $33 million has been budgeted to be spent in 2000, thereby fulfilling the Company's Naranjillos field commitment.

   During July 1999, the Company committed to perform an additional 1,068 work units in its Chaco field located in Bolivia over the next two years. This work commitment was secured by a $5.3 million letter of credit. The Company has completed the work units necessary to fulfill this commitment and its letter of credit was released in early April 2000.

   The Company is also committed to spend approximately $11 million in the Republic of Yemen over a two and one-half year period which began in July 1998. This work commitment is guaranteed by an $11 million letter of credit. The planned expenditures include the acquisition and interpretation of 150 square kilometers of seismic and the drilling of three exploration wells. To date, the seismic work had been completed and the first exploratory well had been drilled and is currently being tested. The Company plans to drill the remaining two exploration wells under its commitment during the second and third quarters of 2000, thereby fulfilling its initial $11 million commitment. At the end of the first two and one-half years, the Company has the option to extend the work program for a second two and one-half year period with similar work and capital commitments required.

     The Company had $79.8 million in letters of credit (including the $72.7 million in letters of credit discussed above) outstanding at March 31, 2000. These letters of credit relate primarily to various obligations for acquisition and exploration activities in South America and bonding requirements of various state regulatory agencies for oil and gas operations. The Company's availability under its revolving credit facility is reduced by the outstanding balance of letters of credit (excluding the $56.4 million Bolivia letter of credit discussed above).

     Under the Company's exploration contract on Block 19 in Ecuador, the Company is required to drill one additional well. The Company expects to drill this well during the third quarter of 2000 at a cost of approximately $4 million.

     On November 4, 1998, the Company issued 1,325,000 shares of common stock to Elf Aquitaine as partial consideration for the acquisition of its French subsidiary, Elf Hydrocarbures Equateur, S.A., which owns producing oil properties and undeveloped acreage in Ecuador. The 1,325,000 shares of common stock of the Company is valued at a guaranteed amount of $20 per share, or $26.5 million. If the Company's prevailing share price is not equal to at least $20 per share after two years from the date of closing, the Company will be required to deliver additional consideration under the price guarantee provision of the agreement. Such additional consideration, if any, is payable, at the Company's option, in cash or additional shares of the Company's common stock. Had the Company been required to fulfill its commitment under the price guarantee at March 31, 2000 (based on the average price for the preceding 60 trading days of $14.64), it would have had to pay an additional $7.1 million in cash or issue an additional 485,000 shares of its common stock.

     Rent expense was $0.5 million and $0.4 million for the first quarters of 2000 and 1999, respectively. The future minimum commitments under long-term, non-cancellable leases for office space are $0.9 million for the last three quarters of 2000 and $1.1 million, $1.3 million, $1.4 million and $1.5 million for the calendar years 2001 through 2004, respectively with $3.6 million remaining in years thereafter.

     On November 5, 1996, the Province of Santa Cruz, Argentina brought suit against the Company's subsidiary Cadipsa S.A. in the Corte Suprema de Justicia de la Nacion (the Supreme Court of Justice of the Argentine Republic, Buenos Aires, Argentina), Dossier No. s-1451, seeking to recover approximately $10.6 million (which sum includes interest) allegedly due as additional royalties on four concessions granted in 1990 in which the Company currently owns a 100 percent working interest. The Company and its predecessors in title have been paying royalties at an eight percent rate; the Province of Santa Cruz claims the rate should be 12 percent. The amount of such claim will increase at the differential of these royalty rates until this claim is resolved. With respect to the 50 percent interest in the two concessions that the Company acquired from British Gas, plc, the Company believes that it is entitled to indemnification by British Gas, plc for any loss sustained by the Company as a result of this claim. Such indemnification equals approximately $22.0 million of the current $5.1 million claim as of March 31, 2000. The Company has no indemnification from its predecessors in title with respect to the payment of royalties on the other two concessions. The Company expects the outcome of this litigation to be decided during 2000 and although the Company cannot predict the outcome, based upon the advice of counsel, the Company does not expect this claim to have a material adverse impact on the Company's financial position, results of operations, or total proved reserves.

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

                       Three Months Ended
                            March 31,
                    -----------------------
                      2000          1999
                    ---------    ----------
Production:
   Oil (MBbls) -
       U.S..........    2,223         2,105
       Argentina....    2,218         1,551
       Ecuador......      305           118
       Bolivia......       19            13
       Total........    4,765         3,787

   Gas (MMcf) -
       U.S..........    8,642        10,131
       Argentina....    1,483            70
       Bolivia......    1,126           683
       Total........   11,251        10,884

   Total MBOE.......    6,640         5,601

Average prices:
   Oil (per Bbl) -
       U.S..........  $ 24.32(a)    $ 10.07
       Argentina....    26.31          9.41
       Ecuador......    22.86          6.10
       Bolivia......    29.85          8.60
       Total........    25.18(a)       9.67

   Gas (per Mcf) -
       U.S..........  $  2.36       $  1.62
       Argentina....     1.90           .97
       Bolivia......     1.15           .51
       Total........     2.18          1.55

 (a) The impact of oil hedges reduced the Company's U.S. and total average oil prices per Bbl for the three months ended March 31, 2000, by $1.18 and $.55, respectively.

     Average U.S. oil prices received by the Company fluctuate generally with changes in the NYMEX reference price ("NYMEX") for oil. The Company's Argentina oil production is sold at WTI spot prices as quoted on the Platt's Crude Oil Marketwire (approximately equal to the NYMEX) less a specified differential.
The Company experienced a 160 percent increase in its average oil price in the first quarter of 2000 compared to the first quarter of 1999. The Company's average realized oil price (before the impact of hedges) increased to 89 percent of the NYMEX in the first quarter of 2000 compared to 74 percent of NYMEX in the year-earlier period. The Company's U.S. and overall average oil prices for the first three months of 2000 were decreased by $1.18 and 55 cents, respectively, as a result of oil hedges. The Company was not party to any oil hedge contracts for the first quarter of 1999.

     Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. During the first quarter of 2000, these fuel oil indexes increased in conjunction with the current higher oil price environment. In Argentina, the Company's average gas price is primarily determined by the realized price of oil from its El Huemul concession. The Company's overall average gas price for the first three months of 2000 was 41 percent higher than 1999's first three months.

     The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. Currently, oil hedges (swap agreements) for the last three quarters of 2000 cover 4.1 MMBbls at an average NYMEX reference price of $23.74 per Bbl. The following table reflects the barrels hedged and the corresponding weighted average NYMEX reference prices by quarter for the remainder of the year:

                                        NYMEX
                                      Reference
                                        Price
   Quarter Ending        Barrels       Per Bbl
------------------    -------------   ---------
                      (in thousands)
June 30, 2000                 1,365      $25.19
September 30, 2000            1,380       23.61
December 31, 2000             1,380       22.44

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on first quarter 2000 oil production, a change in the average oil price realized by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on a quarterly basis (before the impact of hedges) of approximately $3.0 million and $4.7 million, respectively. A 10 cent per Mcf change in the average price realized by the Company for gas would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $0.7 million and $1.1 million, respectively, based on first quarter 2000 gas production.

Period to Period Comparison

Period ended March 31, 2000, Compared to Period ended March 31, 1999

     The Company reported net income of $42.7 million for the quarter ended March 31, 2000, compared to a net loss of $18.1 million for the year-earlier quarter. The increase in the Company's net income is primarily due to a 160 percent increase in average oil prices and a 41 percent increase in average gas prices combined with a 19 percent increase in production on an equivalent barrel basis to result in an additional $91.0 million in oil and gas revenues. The 19 percent increase in production is as a result of the acquisition of certain producing domestic oil and gas properties from Nuevo Energy Company (the "Nuevo Acquisition") in December 1999, the acquisition of additional interests in the Company's producing Ecuador concessions from Petrobras in December 1999 and the acquisition of the producing El Huemul concession in Argentina in July 1999 (collectively, the "1999 Acquisitions"). Total costs before gathering and marketing activities decreased three percent.

     Oil and gas sales increased $91.0 million (170 percent), to $144.5 million for the first quarter of 2000 from $53.5 million for the first quarter of 1999. A 160 percent increase in average oil prices, coupled with a 26 percent increase in oil production, accounted for an increase in oil sales of $83.4 million. A 41 percent increase in average gas prices, coupled with a three percent increase in gas production, accounted for a $7.6 million increase in gas sales for the 2000 first quarter as compared to the year-earlier quarter. The 26 percent increase in oil production and the three percent increase in gas production are primarily the result of the 1999 Acquisitions and the increase in the Company's Bolivian gas sales through the Bolivia-to-Brazil gas pipeline which opened in July 1999.

     Oil and gas gathering and plant processing net margins increased $364,000 (94 percent), to $750,000 for the first quarter of 2000 from $386,000 for the first quarter of 1999, due primarily to plant processing margins generated from the Santa Clara Valley Gas Plant located in Ventura County, California, which was acquired as part of the Nuevo Acquisition made by the Company in December 1999.

     Lease operating expenses, including production taxes, increased $11.2 million (47 percent), to $35.0 million for the first quarter of 2000 from $23.8 million for the first quarter of 1999. Lease operating expenses per equivalent barrel produced increased 24 percent to $5.27 in the first quarter of 2000 from $4.26 for the same period in 1999, benefitting from the 19 percent higher production. These cost increases resulted from the 1999 Acquisitions, the return of certain higher-cost production which was shut in during the first quarter of last year due to low oil prices, increased well work this quarter which had been deferred during the low price periods of 1999 and higher production taxes as a result of higher U.S. oil and gas sales.

     Exploration costs decreased $3.6 million (61 percent), to $2.3 million for the first quarter of 2000 from $5.9 million for same period of 1999. During the first quarter of 2000, the Company's exploration costs consisted of $2.1 million for unsuccessful exploratory drilling, primarily in Bolivia, and $0.2 million of lease impairments. The Company's 1999 first quarter exploration costs consisted of $4.3 million in 3-D seismic acquisition costs primarily in Yemen, $0.8 million in unsuccessful exploratory drilling, $0.4 million for lease expirations and $0.4 million in other geological and geophysical costs.

     General and administrative expenses increased $1.1 million (14 percent), to $9.0 million for the first quarter of 2000 from $7.9 million for the first quarter of 1999 due primarily to increased personnel costs associated with the 1999 Acquisitions and the impact of deferring 1999 annual salary adjustments to the third quarter of 1999. Despite the 14 percent increase in costs, general and administrative expenses per equivalent barrel produced for the first quarter of 2000 decreased four percent to $1.36 from the $1.42 seen in the prior-year quarter as a result of the 19 percent increase in the Company's oil and gas production.

     Depreciation, depletion and amortization ("DD&A") decreased $9.7 million (30 percent), to $22.5 million for the first quarter of 2000 from $32.2 million for the first quarter of 1999, despite the 19 percent increase in production due to the 42 percent decrease in the Company's average amortization rate per equivalent barrel produced. The average amortization rate per equivalent barrel of the Company's oil and gas properties decreased from $5.60 in the first quarter of 1999 to $3.25 in the first quarter of 2000 primarily as a result of the reversal of the adverse impact that the year-ago historically low oil and gas prices had on the reserve volumes used to calculate the 1999 first quarter amortization rate and the new production from the Company's El Huemul concession which has a low amortization rate.

     Interest expense decreased $1.2 million (8 percent), to $13.4 million for the first quarter of 2000 from $14.6 million for the first quarter of 1999, due primarily to a 15 percent decrease in the Company's total average outstanding debt as a result of the Company's use of $88 million of proceeds from property sales in 1999 and its significantly increased cash flow to repay outstanding debt. The Company's overall average interest rate increased to 8.59% in the first quarter of 2000 as compared to 7.84% in the first quarter of 1999. The Company had $10.2 million and $5.9 million of accrued interest payable at March 31, 2000, and December 31, 1999, respectively, included in other payables and accrued liabilities.

Capital Expenditures

     During the first quarter of 2000, the Company's domestic oil and gas capital expenditures totaled $7.1 million. Exploratory activities accounted for $0.7 million of these expenditures with exploitation activities contributing the other $6.4 million. During the first quarter of 2000, the Company's international oil and gas capital expenditures totaled $16.6 million, including $5.9 million and $3.0 million of exploratory drilling expenditures in Bolivia and Yemen, respectively. International exploitation activities accounted for $7.7 million, primarily on development drilling in Argentina.

     The Company committed to perform 17,728 work units related to its concession rights in the Naranjillos field in Santa Cruz Province, Bolivia awarded in late 1997. The total work unit commitment is guaranteed by the Company through a letter of credit (currently $56.4 million). The Company anticipates a $22.6 million reduction in this letter of credit in the second or third quarter of 2000 upon approval by the Bolivian government of work performed by the Company in late 1999 and early 2000. Approximately $33 million has been budgeted to be spent in 2000, fulfilling the Company's Naranjillos field commitment.

     During July 1999, the Company committed to perform an additional 1,068 work units in its Chaco field located in Bolivia over the next two years. This work commitment was secured by a $5.3 million letter of credit. The Company has completed the work units necessary to fulfill this commitment and its letter of credit was released in early April 2000.

     The Company is also committed to spend approximately $11 million in the Republic of Yemen over a two and one-half year period which began in July 1998. The planned expenditures include the acquisition and interpretation of 150 square kilometers of seismic and the drilling of three exploration wells. As of the end of the first quarter of 2000, the seismic work had been completed and the first exploratory well had been drilled and is currently being tested. The Company plans to drill the remaining two exploration wells under its commitment during the second and third quarters of 2000, thereby fulfilling its initial $11 million commitment. At the end of the first two and one-half years, the Company has the option to extend the work program for a second two and one-half year period with similar work and capital commitments required.

     Except for the commitments discussed above, the timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally generated cash flow, coupled with advances under its revolving credit facility, to fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, will be sufficient to fund its budget of $146 million for non-acquisition capital expenditures during 2000 and to further reduce its debt. The Company's planned 2000 non-acquisition capital expenditure budget is currently allocated 54 percent to exploitation activities, including development and infill drilling, and 46 percent to exploration activities. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "- Liquidity"), however, no assurance can be given that sufficient funds will be available to fund the Company's desired acquisitions.

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

     In the past, the Company has accessed the public markets to finance significant acquisitions and provide liquidity for its future activities. The Company has completed five public equity offerings, as well as two public debt offerings and one privately placed debt offering under Rule 144A, which have provided the Company with aggregate net proceeds of approximately $648 million.

     The Company's unsecured revolving credit facility under the Amended and Restated Credit Agreement dated October 21, 1998, as amended (the "Credit Agreement"), establishes a borrowing base (currently $545 million) determined by the banks' evaluation of the Company's oil and gas reserves. The amount available to be borrowed under the Bank Facility is limited to the lesser of the borrowing base or the facility size, which is currently set at $535 million.
The Company may increase the facility size up to $625 million without further approvals from the existing bank group if additional banks agree to join the group.

     Outstanding advances under the Credit Agreement bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. As of March 31, 2000, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances, which resulted in an average interest rate of approximately 7.3 percent per annum. In addition, the Company must pay a commitment fee ranging from 0.25 to 0.375 percent per annum on the unused portion of the banks' commitment.

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

     The unused portion of the Credit Agreement was approximately $420 million at April 30, 2000. The unused portion of the Credit Agreement and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased.

     The Company's internally generated cash flow, results of operations and financing for its operations are dependent on oil and gas prices. Although the Company has seen significant improvements in its commodity prices during the third and fourth quarters of 1999 and the first quarter of 2000, should these improvements not be sustained, its earnings and cash flow from operations will be adversely impacted. The Company believes that its cash flows and unused availability under the Credit Agreement are sufficient to fund its planned capital expenditures for the foreseeable future.

Inflation

     In recent years, U.S. inflation has not had a significant impact on the Company's operations or financial condition. For discussion on the Company's international operations and the impact of inflation, see the section "Foreign Currency and Operations Risk" under "Item 3. Quantitative and Qualitative Disclosures About Market Risk" located elsewhere in this Form 10-Q.

Income Taxes

     The Company incurred current provisions for income taxes of approximately $15.9 million and $28,000 for the first three months of 2000 and 1999, respectively. The current income tax provision for the first quarter of 2000 primarily relates to Argentina income tax as all Argentina net operating losses were fully utilized in 1999. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries as it is the Company's intention, generally, to reinvest such earnings permanently.

     The Company has a U.S. Federal alternative minimum tax ("AMT") credit carryforward of approximately $4.8 million which does not expire and is available to offset U.S. Federal regular income taxes in future years, but only to the extent that U.S. Federal regular income taxes exceed the AMT in such years. The Company also has a regular tax NOL of $57.0 million for U.S. Federal income tax purposes which it is able to carry forward up to 20 years to offset future income taxes to be paid. The Company expects to fully utilize its NOL carryforward in 2000.

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

     Currently, the Company has entered into various hedges (swap agreements) for a total of 4.1 MMBbls of oil at a weighted average price of $23.74 per Bbl (NYMEX reference price) for 2000. The fair value of commodity swap agreements is the amount at which they could be settled, based on quoted market prices. At March 31, 2000, the Company would have been required to pay approximately $6.8 million to terminate its oil swap agreements then in place. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

  Interest Rate Risk

     The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR based borrowings from its commercial banks. To reduce the impact of fluctuations in interest rates the Company maintains a portion of its total debt portfolio in fixed rate debt. At March 31, 2000, the amount of the Company's fixed rate debt was approximately 77 percent of total debt. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner. The following table provides information about the Company's long-term debt cash flows and weighted average interest rates by expected maturity dates:

                                                                                          Fair Value
                                                                     There-                   at
                               2000     2001     2002      2003      after      Total      3/31/00
                              ------  -------   -------  --------   --------   --------   ----------
Long-Term Debt:
Fixed rate (in thousands).....     -        -         -         -   $399,146   $399,146     $383,705
Average interest rate.........     -        -         -         -        9.2%       9.2%           -
Variable rate (in thousands)..     -  $15,013   $60,050   $45,037          -   $120,100     $120,100
Average interest rate.........     -       (a)       (a)       (a)         -         (a)           -

(a) LIBOR plus an increment, based on the level of outstanding senior debt to the borrowing base, up to a maximum increment of 2.0 percent. The increment above LIBOR at March 31, 2000, was 0.875 percent.

     Foreign Currency and Operations Risk

     International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. The Company has international operations in Argentina, Bolivia, Ecuador and Yemen. For the first three months of 2000, the Company's operations in Argentina accounted for approximately 37 percent of the Company's revenues, 49 percent of its operating profit and 34 percent of its total assets. During such period, the Company's operations in Argentina represented its only foreign operations accounting for more than 10 percent of its revenues and operating income. For this same period, the Company's Bolivia operations represented 10 percent of its total assets, but did not exceed 10 percent of the Company's revenues or operating income. The Company continues to identify and evaluate international opportunities but currently has no binding agreements or commitments to make any material international investment. As a result of such significant foreign operations, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in these foreign countries.

     The Company believes Argentina offers a relatively stable political environment and does not anticipate any significant change in the near future. The current democratic form of government has been in place since 1983 and, since 1989, has pursued a steady process of privatization, deregulation and economic stabilization and reforms involving the reduction of inflation and public spending. Argentina's 12-month trailing inflation rate as measured by the Argentine Consumer Price Index declined from 200.7 percent as of June 1991 to
5.1 percent as of March 2000.

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

     On February 1, 1987, a new currency, the Boliviano ("Bs"), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house, the Bolsin, which is under the supervision of the Bolivian Central Bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at March 31, 2000, was US$1:Bs
6.10. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

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

     Due to economic crisis, the sucre (Ecuador's monetary unit) exchange rate against the US dollar increased from approximately 7,000:1 in January 1999 to almost 21,000:1 in December 1999. During the same period, inflation reached nearly 61 percent. The exchange rate has deteriorated further during 2000 reaching 25,000:1, while inflation for the year has reached 35 percent. The crisis has resulted in President Jamil Mahaud being replaced by Gustavo Naboa during a peaceful coup d etat carried out on January 21, 2000. The new government, following proposals made by President Mahaud, has adopted a plan to dollarize the sucre at 25,000:1. While significant protests are being made by the rural population against dollarization, the plan has been initiated and is expected to proceed to completion. Although the Company believes any currency risk associated with its operations in Ecuador would not have a material impact on its financial position or results of operations, it has policies in place that reduce its exposure to currency risk related to the sucre including maintaining essentially all of its cash in US dollar accounts primarily in U.S. bank accounts. All of the Company's revenues in Ecuador are US dollar based.

                                    PART II



                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         For information regarding legal proceedings, see the Company's Form 10-K for the year ended December 31, 1999.

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

              27.  Financial data schedule.

         b)   Reports on Form 8-K

              Form 8-K dated October 21, 1999, was filed January 4, 2000, to report under Item 5 certain matters of the Company including various Company press releases.

              Form 8-K dated January 11, 2000, was filed January 11, 2000, to report under Item 5 the Company's press release dated January 11, 2000, announcing declaration of cash dividend.

              Form 8-K dated February 17, 2000, was filed February 23, 2000, to report under Item 5 the Company's press releases dated February 17, 2000, and February 21, 2000, regarding 1999 reserves and financial matters.

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 VINTAGE PETROLEUM, INC.
                                 -----------------------
                                      (Registrant)



DATE:   May 3, 2000                \s\ Michael F. Meimerstorf
       -------------              ----------------------------------------------
                                  Michael F. Meimerstorf
                                  Vice President and Controller
                                 (Principal Accounting Officer)

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number      Description
------      -----------

27.     Financial Data Schedule.