Form 10-Q
period 2000-06-30
VINTAGE PETROLEUM INC
filed 2000-08-11
CIK 809428

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

    (Mark One)
       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR


       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

Commission file number 1-10578
                       -------

                            VINTAGE PETROLEUM, INC.
                  ------------------------------------------
              (Exact name of registrant as specified in charter)



              Delaware                                         73-1182669
---------------------------------                       ----------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification No.)

 110 West Seventh Street             Tulsa, Oklahoma            74119-1029
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                (918) 592-0101
                  ------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
        ---------------------------------------------------------------

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

Yes   X      No
     ---       ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class                               Outstanding at August 7, 2000
-------------------                        -----------------------------
Common Stock, $.005 Par Value                        62,760,806

                                     PART I



                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                          (In thousands, except shares
                             and per share amounts)
                                  (Unaudited)


                                     ASSETS
                                     ------


                                                                 June 30,        December 31,
                                                                   2000              1999
                                                              ------------       -----------
CURRENT ASSETS:
   Cash and cash equivalents                                  $     14,749      $     42,687
   Accounts receivable -
       Oil and gas sales                                           111,077            87,484
       Joint operations                                              7,992             5,211
   Prepaids and other current assets                                10,821            19,109
                                                              ------------       -----------
          Total current assets                                     144,639           154,491
                                                              ------------       -----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, successful efforts method             1,566,370         1,521,672
   Oil and gas gathering systems and plants                         18,985            15,453
   Other                                                            18,311            17,287
                                                              ------------       -----------
                                                                 1,603,666         1,554,412

   Less accumulated depreciation, depletion and amortization       614,912           583,060
                                                              ------------       -----------
                                                                   988,754           971,352
                                                              ------------       -----------

OTHER ASSETS, net                                                   43,686            42,291
                                                              ------------       -----------
   TOTAL ASSETS                                               $  1,177,079       $ 1,168,134
                                                              ============       ===========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                 June 30,        December 31,
                                                                   2000              1999
                                                               ----------        -----------
CURRENT LIABILITIES:
   Revenue payable                                             $    36,444       $    25,899
   Accounts payable - trade                                         38,337            26,118
   Current taxes payable                                             9,998             5,875
   Other payables and accrued liabilities                           78,751            36,010
                                                               -----------       -----------

       Total current liabilities                                   163,530            93,902
                                                               -----------       -----------
LONG-TERM DEBT                                                     479,173           625,318
                                                               -----------       -----------
DEFERRED INCOME TAXES                                               29,114            15,780
                                                               -----------       -----------
OTHER LONG-TERM LIABILITIES                                          3,628             2,005
                                                               -----------       -----------

STOCKHOLDERS' EQUITY per accompanying statement:
   Preferred stock, $.01 par, 5,000,000 shares authorized,
       zero shares issued and outstanding                                -                 -
   Common stock, $.005 par, 160,000,000 and 80,000,000
       shares authorized, 62,755,806 and 62,407,866 shares
       issued and outstanding, respectively                            314               312
   Capital in excess of par value                                  317,483           314,490
   Retained earnings                                               183,837           116,327
                                                               -----------       -----------
                                                                   501,634           431,129
                                                               -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,177,079       $ 1,168,134
                                                               ===========       ===========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                   Three Months Ended      Six Months Ended
                                                        June 30,               June 30,
                                                ---------------------   ---------------------
                                                   2000        1999        2000       1999
                                                ----------   --------   ----------  ---------
REVENUES:
   Oil and gas sales                            $  154,220   $ 73,828   $  298,675  $ 127,322
   Gas marketing                                    25,418     12,183       43,880     22,501
   Oil and gas gathering and processing              4,276      1,870        7,694      3,450
   Gain (loss) on disposition of assets               (289)     4,364         (383)     4,366
   Other income (expense)                          (24,403)       316      (23,322)       926
                                                ----------   --------   ----------  ---------
                                                   159,222     92,561      326,544    158,565
                                                ----------   --------   ----------  ---------

COSTS AND EXPENSES:
   Lease operating, including production taxes      37,522     25,258       72,522     49,105
   Exploration costs                                 1,077      2,314        3,381      8,201
   Gas marketing                                    24,400     11,596       41,927     21,390
   Oil and gas gathering and processing              3,650      1,427        6,318      2,621
   General and administrative                       10,234      8,136       19,237     16,069
   Depreciation, depletion and amortization         24,247     24,804       46,752     57,009
   Interest                                         11,924     14,576       25,339     29,136
                                                ----------   --------   ----------  ---------
                                                   113,054     88,111      215,476    183,531
                                                ----------   --------   ----------  ---------

       Income (loss) before income taxes            46,168      4,450      111,068   (24,966)

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                          10,542         19       26,468         47
   Deferred                                          5,790       (752)      12,087    (12,075)
                                                ----------   --------   ----------  ---------
NET INCOME (LOSS)                               $   29,836   $  5,183   $   72,513  $ (12,938)
                                                ==========   ========   ==========  =========
EARNINGS (LOSS) PER SHARE:
   Basic                                        $      .48   $    .10   $     1.16  $    (.24)
                                                ==========   ========   ==========  =========
   Diluted                                      $      .47   $    .09   $     1.14  $    (.24)
                                                ==========   ========   ==========  =========

Weighted average common shares outstanding:
   Basic                                            62,591     53,997       62,502     53,555
                                                ==========   ========   ==========  =========
   Diluted                                          63,932     55,857       63,568     53,555
                                                ==========   ========   ==========  =========



           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                     --------------------------------------
                                 (In thousands)
                                  (Unaudited)



                                                                Capital
                                          Common Stock         In Excess
                                        ----------------         of Par      Retained
                                         Shares     Amount       Value       Earnings      Total
                                        --------   --------   -----------   ----------   ---------

Balance at December 31, 1999              62,408   $    312   $   314,490   $  116,327   $ 431,129

Net income                                     -          -             -       72,513      72,513
Exercise of stock options and related
    tax effects                              348          2         2,993            -       2,995
Cash dividends declared
    ($.08 per share)                           -          -             -       (5,003)     (5,003)
                                        --------   --------   -----------   ----------   ---------

Balance at June 30, 2000                  62,756   $    314   $   317,483   $  183,837   $ 501,634
                                        ========   ========   ===========   ==========   =========



           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In thousands)
                                  (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                               -----------------------
                                                                    2000        1999
                                                               ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $  72,513   $ (12,938)
   Adjustments to reconcile net income (loss) to
       cash provided by operating activities -
       Depreciation, depletion and amortization                     46,752      57,009
       Exploration costs                                             3,381       8,201
       Provision (benefit) for deferred income taxes                12,087     (12,075)
       (Gain) loss on property sales                                   383      (4,366)
                                                                 ---------   ---------
                                                                   135,116      35,831

   Decrease (increase) in receivables                              (26,374)      6,250
   Increase (decrease) in payables and accrued liabilities          63,946      (7,604)
   Other                                                             9,555        (376)
                                                                 ---------   ---------
       Cash provided by operating activities                       182,243      34,101
                                                                 ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas expenditures                                        (68,179)    (31,197)
   Other property and equipment additions                           (1,056)       (930)
   Proceeds from sales of oil and gas properties                     1,417       4,765
   Other                                                            (1,084)     (4,574)
                                                                 ---------   ---------
       Cash used by investing activities                           (68,902)    (31,936)
                                                                 ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                              2,995      81,225
   Sale of 9 3/4% Senior Subordinated Notes                              -     146,000
   Advances on revolving credit facility and other borrowings       11,788      11,526
   Payments on revolving credit facility and other borrowings     (152,942)   (161,397)
   Dividends paid                                                   (3,120)     (1,328)
                                                                 ---------   ---------
       Cash provided (used) by financing activities               (141,279)     76,026
                                                                 ---------   ---------

Net increase (decrease) in cash and cash equivalents               (27,938)     78,191

Cash and cash equivalents, beginning of period                      42,687       5,245
                                                                 ---------   ---------

Cash and cash equivalents, end of period                         $  14,749   $  83,436
                                                                 =========   =========



           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             June 30, 2000 and 1999

1.  GENERAL

    The accompanying financial statements are unaudited. The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. In addition, the Company's interests in various joint ventures have been proportionately consolidated, whereby the Company's proportionate share of each joint venture's assets, liabilities, revenues and expenses is included in the appropriate accounts in the consolidated financial statements. Management believes that all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 1999 amounts have been reclassified to conform with the 2000 presentation. These reclassifications have no impact on net income (loss). These financial statements and notes should be read in conjunction with the 1999 audited financial statements and related notes included in the Company's 1999 Annual Report on Form 10-K, Item 8, Financial Statements and Supplementary Data.

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

    Unproved leasehold costs are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects are charged to expense. If oil and gas prices decline in the future, some of these unproved prospects may not be economic to develop which could lead to an impairment expense.

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

    The Company reviews its proved oil and gas properties for impairment on a field basis. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from production of total proved oil and gas reserves over the economic life of the reserves, based on the Company's expectations of future oil and gas prices and costs. No impairment provision was required for the first six months of either 2000 or 1999. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions.

    Statements of Cash Flows

    Cash payments for interest totaled $25,890,530 and $28,392,646 for the six months ended June 30, 2000 and 1999, respectively. Cash payments for U.S. Federal and state income taxes were $15,475,000 during the six months ended June 30, 2000. There were no cash payments made for U.S. income taxes in the first six months of 1999. During the six months ended June 30, 2000 and 1999, the Company made cash payments of $5,724,973 and $47,073, respectively, for foreign taxes, primarily in Argentina.

    Earnings Per Share

    The Company applies Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS No. 128"). Basic earnings (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For the six month period ended June 30, 1999, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss per share were the same. Had the Company been in a net income position for this period, the Company's diluted weighted average outstanding common shares as calculated under SFAS No. 128 would have been 55,077,315. In addition, for the six month period ended June 30, 2000 and 1999, the Company had outstanding stock options for 794,000 and 3,035,322 additional shares of the Company's common stock, respectively, with average exercise prices of $20.11 and $14.03, respectively, which were antidilutive.

    Comprehensive Income

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishing standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 defines comprehensive income as the total of net income and all other non-owner changes in equity. During the six month periods ended June 30, 2000 and 1999, the Company had no non-owner changes in equity other than net income or loss.

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

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The FASB has subsequently issued Statement No. 137 and Statement No. 138 which are amendments to SFAS No.
133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000; however, beginning June 16, 1998, companies may implement the statement as of the beginning of any fiscal quarter. SFAS No. 133, as amended, cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. The Company has not yet quantified the impact of adopting SFAS No. 133, as amended, on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133, as amended.

3.  SEGMENT INFORMATION

    The Company's reportable business segments have been identified based on the differences in products or services provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas, sulfur and crude oil. Revenues for the gathering/plant segment arise from the transportation, processing and sale of natural gas, crude oil and plant products. The gas marketing segment generates revenue by earning fees through the marketing of Company produced gas volumes and the purchase and resale of third party produced gas volumes. The Company evaluates the performance of its operating segments based on operating income before corporate general and administrative costs and interest costs.

  Operations in the gathering/plant and gas marketing segments are in the United States. The Company operates in the oil and gas exploration and production segment in the United States, South America and Yemen. Summarized financial information for the Company's reportable segments for the six month and three month periods ended June 30, 2000 and 1999, is shown in the following table:

                                          Exploration and Production
                                    -----------------------------------------
                                                                     Other                  Gas
                                      U.S.    Argentina   Bolivia   Foreign  Gathering   Marketing  Corporate     Total
                                    -------   ---------   -------   -------  ---------   ---------  ---------     -----
Six months ended 6/30/00
----------------------------------
Revenues from external customers....$156,544   $101,181  $  4,530   $11,750    $ 7,695     $43,880   $    964   $  326,544
Intersegment revenues...............       -          -         -         -      1,105       1,002          -        2,107
Depreciation, depletion and
     amortization expense...........  25,677     15,666     2,809       867        752           -        981       46,752
Operating income (loss).............  81,398     62,814      (571)    9,442        624       1,954        (17)     155,644
Total assets........................ 519,662    391,708   120,990    74,147     10,480      19,457     40,635    1,177,079
Capital investments.................  24,591     21,476    12,423     9,689         32           -      1,024       69,235
Long-lived assets................... 468,606    348,007    96,256    64,659      6,409           -      4,817      988,754

Six months ended 6/30/99
----------------------------------
Revenues from external customers....$ 92,249   $ 36,892  $  1,186   $ 2,126    $ 3,450     $22,501   $    161   $  158,565
Intersegment revenues...............       -          -         -         -        650         574          -        1,224
Depreciation, depletion and
     amortization expense...........  40,874     12,881       769       569        694           -      1,222       57,009
Operating income (loss).............  10,475     13,252      (179)   (3,606)       135       1,111       (949)      20,239
Total assets........................ 543,892    253,478    93,215    44,941      7,064       8,947    121,277    1,072,814
Capital investments.................   9,162      1,061    14,987     5,993        589           -        335       32,127
Long-lived assets................... 505,703    235,730    75,733    39,814      4,245           -      3,604      864,829

Three months ended 6/30/00
----------------------------------
Revenues from external customers....$ 81,673   $ 40,029  $  2,652   $ 4,779    $ 4,277     $25,418   $    394   $  159,222
Intersegment revenues...............       -          -         -         -        555         512          -        1,067
Depreciation, depletion and
     amortization expense...........  13,293      8,146     1,522       391        383           -        512       24,247
Operating income (loss).............  42,570     20,167       830     3,615        243       1,020       (119)      68,326
Capital investments.................  17,529     14,489     6,363     6,124         11           -        659       45,175

Three months ended 6/30/99
----------------------------------
Revenues from external customers....$ 54,149   $ 22,235  $    722   $ 1,405    $ 1,870     $12,184   $     (4)  $   92,561
Intersegment revenues...............       -          -         -         -        344         258          -          602
Depreciation, depletion and
     amortization expense...........  17,137      5,923       402       276        419           -        647       24,804
Operating income (loss).............  16,184     10,602        32       296         24         587       (563)      27,162
Capital investments.................   3,994        522     6,323     1,716        (48)          -        107       12,614

     Intersegment sales are priced in accordance with terms of existing contracts and current market conditions. Capital investments include expensed exploratory costs. Corporate general and administrative costs and interest costs are not allocated to the operating income (loss) of the segments.

4.  COMMITMENTS AND CONTINGENCIES

    The Company committed to perform 17,728 work units related to its concession rights in the Naranjillos field in Santa Cruz Province, Bolivia awarded in late 1997. The total work unit commitment is guaranteed by the Company through a letter of credit (currently $34.1 million). Approximately $33 million has been budgeted to be spent in 2000, thereby fulfilling the Company's Naranjillos field work unit commitment.

    The Company is also committed to spend approximately $11 million in the Republic of Yemen over a two and one-half year period which began in July 1998. At the end of the first two and one-half years, the Company has the option to extend the work program for a second two and one-half year period with similar work unit and capital commitment requirements. As of August 1, 2000, the Company had completed the work units necessary to fulfill its initial commitment and is currently awaiting governmental approval of the final portion of the work completed. The remaining unapproved work units are currently guaranteed by a $3 million letter of credit ($11 million at June 30, 2000). The total expenditures include the acquisition and interpretation of 150 square kilometers of seismic
and the drilling of three exploration wells.   Based on the results of the
Company's initial exploratory well, during the second quarter of 2000 the Company proposed and received governmental approval to drill a fourth well. Should the Company exercise its option to extend the work program, this fourth well will be applied towards the additional work unit commitment.

    The Company had $53.9 million in letters of credit (including the $45.1 million in letters of credit discussed above) outstanding at June 30, 2000 (at July 31, 2000, the letters of credit amount had been reduced to $45.9 million). These letters of credit relate primarily to various obligations for acquisition and exploration activities in South America and bonding requirements of various state regulatory agencies for oil and gas operations. The Company's availability under its revolving credit facility is reduced by the outstanding balance of letters of credit (excluding the $34.1 million Bolivia letter of credit discussed above).

    Under the Company's exploration contract on Block 19 in Ecuador, the Company is required to drill one additional well. The Company expects to drill this well during the third quarter of 2000 at a cost of approximately $4 million.

    On November 4, 1998, the Company issued 1,325,000 shares of common stock to Elf Aquitaine as partial consideration for the acquisition of its French subsidiary, Elf Hydrocarbures Equateur, S.A., which owns producing oil properties and undeveloped acreage in Ecuador. The 1,325,000 shares of common stock of the Company were valued at a guaranteed amount of $20 per share, or $26.5 million. If the Company's prevailing share price is not equal to at least $20 per share after two years from the date of closing, the Company will be required to deliver additional consideration under the price guarantee provision of the agreement. Such additional consideration, if any, is payable, at the Company's option, in cash or additional shares of the Company's common stock. Had the Company been required to fulfill its commitment under the price guarantee at June 30, 2000 (based on the average price for the preceding 60 trading days of $21.75), no additional payments would have been required.

    Rent expense was $1.1 million and $0.7 million for the first six months of 2000 and 1999, respectively. The future minimum commitments under long-term, non-cancellable leases for office space are $0.8 million for the last two quarters of 2000 and $1.5 million, $1.7 million, $1.7 million and $1.8 million for the calendar years 2001 through 2004, respectively with $4.4 million remaining in years thereafter.

    On November 5, 1996, the Province of Santa Cruz, Argentina brought suit against the Company's subsidiary Cadipsa S.A. in the Corte Suprema de Justicia de la Nacion (the Supreme Court of Justice of the Argentine Republic, Buenos Aires, Argentina), Dossier No. s-1451, seeking to recover approximately $10.6 million (which sum includes interest) allegedly due as additional royalties on four concessions granted in 1990 in which the Company currently owns a 100 percent working interest. The Company and its predecessors in title have been paying royalties at an eight percent rate; the Province of Santa Cruz claimed the rate should be 12 percent. On May 19, 2000, the Company announced it had received notice of an adverse decision regarding this suit. As a result of the court's decision, the Company has recorded a one-time, after-tax charge to "Other expense" in the second quarter of approximately $16.3 million ($25.1 million pre-tax) or $0.25 per share. Further, the Company believes that it is entitled to partial indemnification by a third party with respect to the decision. The pre-tax amount of $25.1 million is included in "Other payables and accrued liabilities" in the accompanying balance sheet and the Company anticipates funding required payments from year 2000 cash flow. The estimated impact of the decision on the Company's Argentina production, reserves and present value is immaterial.

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

                                               Three Months Ended            Six Months Ended
                                                    June 30,                    June 30,
                                           -----------------------    ------------------------
                                               2000         1999           2000         1999
                                           ---------    ----------    ----------    ----------
Production:
   Oil (MBbls) -
       U.S...............................       2,249         2,196         4,472         4,301
       Argentina.........................       2,274         1,492         4,492         3,043
       Ecuador...........................         244           125           549           243
       Bolivia...........................          25            17            44            30
       Total.............................       4,792         3,830         9,557         7,617

   Gas (MMcf) -
       U.S...............................       9,502         9,302        18,144        19,433
       Argentina.........................       2,205           304         3,688           374
       Bolivia...........................       1,459           845         2,585         1,528
       Total.............................      13,166        10,451        24,417        21,335

   Total MBOE............................       6,987         5,571        13,627        11,173

Average prices:
   Oil (per Bbl) -
       U.S...............................     $ 22.33(a)    $ 14.33(a)    $ 23.32(b)    $ 12.24(b)
       Argentina.........................       26.88         14.70         26.60         12.00
       Ecuador...........................       19.54         11.25         21.38          8.75
       Bolivia...........................       26.45         15.13         27.97         12.22
       Total.............................       24.37(a)      14.37(a)      24.77(b)      12.03(b)

   Gas (per Mcf) -
       U.S...............................     $  3.31       $  1.94       $  2.86       $  1.77
       Argentina.........................        1.82          1.00          1.85           .99
       Bolivia...........................        1.38           .56          1.28           .54
       Total.............................        2.84          1.80          2.54          1.67

(a) The impact of oil hedges reduced the Company's U.S. and total average oil prices per Bbl for the three months ended June 30, 2000, by $2.93 and $1.38, respectively. The impact of oil hedges increased the Company's U.S. and total average oil prices for the three months ended June 30, 1999, by $0.12 and $0.07, respectively.

(b) The impact of oil hedges reduced the Company's U.S. and total average oil prices per Bbl for the six months ended June 30, 2000, by $2.06 and $0.96, respectively. The impact of oil hedges increased the Company's U.S. and total average oil prices per Bbl for the six months ended June 30, 1999, by $0.06 and $0.04, respectively.

    Average U.S. oil prices received by the Company fluctuate generally with changes in the NYMEX reference price ("NYMEX") for oil. The Company's Argentina oil production is sold at WTI spot prices as quoted on the Platt's Crude Oil Marketwire (approximately equal to the NYMEX) less a specified differential.

    The Company experienced a 106 percent increase in its average oil price in the first six months of 2000 compared to the first six months of 1999. The Company's average realized oil price (before the impact of hedges) increased to 90 percent of the NYMEX in the six months of 2000 compared to 78 percent of NYMEX in the year-earlier period. The Company's U.S. and overall average oil prices for the first six months of 2000 were decreased by $2.06 and 96 cents, respectively, as a result of oil hedges. The Company's U.S. and overall average oil prices for the first six months of 1999 were increased by six cents and four cents, respectively, as a result of oil hedges.

    The Company experienced a 70 percent increase in its average oil price in the second quarter of 2000 compared to the second quarter of 1999. The Company's average realized oil price (before the impact of hedges) increased to 90 percent of NYMEX in the second quarter of 2000 compared to 81 percent of NYMEX in the year-earlier period. The Company's U.S. and overall average oil prices for the second quarter of 2000 were decreased by $2.93 and $1.38, respectively, as a result of oil hedges. The Company's U.S. and overall average oil prices for the second quarter of 1999 were increased by 12 cents and seven cents, respectively, as a result of oil hedges.

    The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. Currently, oil hedges (swap agreements) for the last two quarters of 2000 cover 4.0 MMBbls at an average NYMEX reference price of $25.04 per Bbl. The following table reflects the barrels hedged and the corresponding weighted average NYMEX reference prices by quarter for the remainder of the year:

                                                  NYMEX
                                                Reference
                                                  Price
             Quarter Ending        Barrels       Per Bbl
            ----------------      ---------    -----------
                               (in thousands)

            September 30, 2000      2,589         $26.43
            December 31, 2000       1,380          22.44

    Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for price changes in contract specified fuel oil indexes. During the second quarter of 2000, these fuel oil indexes increased in conjunction with the higher oil price environment. In Argentina, the Company's average gas price is primarily determined by the realized price of oil from its El Huemul concession. The Company's overall average gas price for the first six months of 2000 was 52 percent higher than 1999's first six months. The Company's overall average gas price for the second quarter of 2000 was 58 percent higher than 1999's second quarter.

    Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on second quarter 2000 oil production, a change in the average oil price realized by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on a quarterly basis (before the impact of hedges) of approximately $3.0 million and $4.7 million, respectively. A 10 cent per Mcf change in the average price realized by the Company for gas would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $0.8 million and $1.3 million, respectively, based on second quarter 2000 gas production.

Period to Period Comparison

Three months ended June 30, 2000, Compared to three months ended June 30, 1999

    The Company reported net income of $29.8 million for the quarter ended
June 30, 2000, compared to net income of $5.2 million for the year-earlier quarter. The increase in the Company's net income is primarily due to a 70 percent increase in average oil prices and a 58 percent increase in average gas prices combined with a 25 percent increase in production on an equivalent barrel basis. These increases were partially offset by a non-recurring $16.3 million after-tax charge related to an Argentina royalty litigation accrual. The 25 percent increase in production is primarily the result of the acquisition of certain producing domestic oil and gas properties from Nuevo Energy Company (the "Nuevo Acquisition") in December 1999, the acquisition of additional interests in the Company's producing Ecuador concessions from Petrobras in December 1999 and the acquisition of the producing El Huemul concession in Argentina in July 1999 (collectively, the "1999 Acquisitions").

    Oil and gas sales increased $80.4 million (109 percent), to $154.2 million for the second quarter of 2000 from $73.8 million for the second quarter of 1999. A 70 percent increase in average oil prices, coupled with a 25 percent increase in oil production, accounted for an increase in oil sales of $61.7 million. A 58 percent increase in average gas prices, coupled with a 26 percent increase in gas production, accounted for an $18.7 million increase in gas sales for the 2000 second quarter as compared to the year-earlier quarter. The 25 percent increase in oil production and the 26 percent increase in gas production are primarily the result of the 1999 Acquisitions and the increase in the Company's Bolivian gas sales through the Bolivia-to-Brazil gas pipeline which opened in July 1999.

    As the result of an unfavorable decision by the Supreme Court of Argentina (See Part II, Item 1. of this Form 10-Q), the Company has recorded as other expense in the second quarter of 2000 a non-recurring charge of $25.1 million. No similar charge existed in the 1999 second quarter. The Company's balance sheet at June 30, 2000, included this accrued liability of $25.1 million in its current liabilities section under other payables and accrued liabilities.

    Lease operating expenses, including production taxes, increased $12.3 million (49 percent), to $37.5 million for the second quarter of 2000 from $25.3 million for the second quarter of 1999. These cost increases resulted from the 1999 Acquisitions, the return of certain higher-cost production which was shut in during the second quarter of last year due to low oil prices, increased well work and maintenance this quarter which had been deferred during the low price periods of 1999 and higher production taxes as a result of higher U.S. oil and gas sales. Lease operating expenses per equivalent barrel produced increased 19 percent to $5.37 in the second quarter of 2000 from $4.53 for the same period in 1999.

    General and administrative expenses increased $2.1 million (26 percent), to $10.2 million for the second quarter of 2000 from $8.1 million for the second quarter of 1999 due primarily to increased personnel costs associated with the 1999 Acquisitions and the impact of deferring 1999 annual salary adjustments to the third quarter of 1999. Despite the 26 percent increase in costs, general and administrative expenses per equivalent barrel produced for the second quarter of 2000 remained flat at $1.46 as seen in the prior-year quarter as a result of the 25 percent increase in the Company's oil and gas production.

    Depreciation, depletion and amortization ("DD&A") decreased $0.6 million (2 percent), to $24.2 million for the second quarter of 2000 from $24.8 million for the second quarter of 1999, despite the 25 percent increase in production due to the 22 percent decrease in the Company's average amortization rate per equivalent barrel produced. This rate decreased from $4.26 in the second quarter of 1999 to $3.33 in the second quarter of 2000. This rate decrease was primarily as a result of the beneficial impact on reserve volumes associated with significantly higher oil and gas prices and the new production from the Company's El Huemul concession which has a low amortization rate.

    Interest expense decreased $2.7 million (18 percent), to $11.9 million for the second quarter of 2000 from $14.6 million for the second quarter of 1999, due primarily to a 27 percent decrease in the Company's total average outstanding debt. The Company applied $88 million of proceeds from property sales in 1999 and its significantly increased cash flow to reduce outstanding debt. The Company's overall average interest rate increased to 8.87% in the second quarter of 2000 as compared to 7.95% in the second quarter of 1999 primarily as the result of the significant reduction of the Company's lower-cost floating rate debt within its total debt position. The Company had $4.8 million and $5.9 million of accrued interest payable at June 30, 2000, and December 31, 1999, respectively, included in other payables and accrued liabilities.

Six months ended June 30, 2000, Compared to six months ended June 30, 1999

    The Company reported net income of $72.5 million for the six months ended June 30, 2000, compared to a net loss of $12.9 million for the year-earlier period. The increase in the Company's net income is primarily due to a 106 percent increase in average oil prices and a 52 percent increase in average gas prices, combined with a 22 percent increase in production on an equivalent barrel basis. These increases were partially offset by a non-recurring $16.3 million after-tax charge related to an Argentina royalty litigation accrual. The 22 percent increase in production is primarily as a result of the 1999 Acquisitions.

    Oil and gas sales increased $171.4 million (135 percent), to $298.7 million for the first six months of 2000 from $127.3 million for the six months of 1999. A 106 percent increase in average oil prices coupled with a 25 percent increase in oil production accounted for a $145.1 million increase in oil sales for the first six months of 2000 as compared to the year-earlier period. A 52 percent increase in average gas prices coupled with a 14 percent increase in gas production accounted for a $26.3 million increase in gas sales for the first six months of 2000 as compared to the year-earlier period. The 25 percent increase in oil production and the 14 percent increase in gas production are primarily the result of the 1999 Acquisitions and the increase in the Company's Bolivian gas sales through the Bolivia-to-Brazil gas pipeline which opened in July 1999.

    As the result of an unfavorable decision by the Supreme Court of Argentina (See Part II, Item 1. of this Form 10-Q), the Company has recorded as other expense in the first half of 2000 a non-recurring charge of $25.1 million. No similar charge existed in the first half of 1999.

    Lease operating expenses, including production taxes, increased $23.4 million (48 percent), to $72.5 million for the first six months of 2000 from $49.1 million for the first six months of 1999. These cost increases resulted from the 1999 Acquisitions, the return of certain higher-cost production which was shut in during the first half of last year due to low oil prices, increased well work and maintenance in 2000 which had been deferred during the low price periods of 1999 and higher production taxes as a result of higher U.S. oil and gas sales. Lease operating expenses per equivalent barrels produced increased 21 percent to $5.32 in the first six months of 2000 from $4.40 for the same period in 1999.

    Exploration costs decreased $4.8 million (59 percent), to $3.4 million for the first six months of 2000 from $8.2 million for same period of 1999. During the first six months of 2000, the Company's exploration costs included $2.5 million for unsuccessful exploratory drilling, primarily in Bolivia, $0.8 million for lease impairments and $0.1 million for other geological and geophysical costs. The Company's 1999 first six months exploration costs consisted primarily of $5.2 million in 3-D seismic acquisition costs primarily in Yemen and Western Oklahoma, $1.4 million in lease expirations and $1.6 million in unsuccessful exploratory drilling and other geological and geophysical costs.

    General and administrative expenses increased $3.1 million (19 percent), to $19.2 million for the first six months of 2000 from $16.1 million for the first six months of 1999 due primarily to increased personnel costs associated with the 1999 Acquisitions and the impact of deferring 1999 annual salary adjustments to the third quarter of 1999. Despite the 19 percent increase in costs, general and administrative expenses per equivalent barrel produced decreased to $1.41 from $1.44 in the year earlier first half primarily as a result of the 22 percent increase in equivalent barrel production.

    Depreciation, depletion and amortization decreased $10.2 million (18 percent), to $46.8 million for the first half of 2000 from $57.0 million for the first half of 1999 despite the 22 percent increase in production due primarily to the 33 percent decrease in the average amortization rate per equivalent barrel produced from $4.93 in the first half of 1999 to $3.29 in 2000. This rate decrease was primarily as a result of the beneficial impact on reserve volumes associated with significantly higher oil and gas prices and the new production from the Company's El Huemul concession which has a low amortization rate.

    Interest expense decreased $3.8 million (13 percent), to $25.3 million for the first half of 2000 from $29.1 million for the first half of 1999, due primarily to a 21 percent decrease in the Company's total average outstanding debt. The Company applied $88 million of proceeds from property sales in 1999 and its significantly increased cash flow to reduce outstanding debt. The Company's overall average interest rate increased to 8.72% in the first six months of 2000 as compared to 7.89% in the year-earlier period primarily as the result of the significant reduction of the Company's lower-cost floating rate debt within its total debt position.

Capital Expenditures

    During the first six months of 2000, the Company's domestic oil and gas capital expenditures totaled $24.6 million. Exploitation activities accounted for $15.7 million of these expenditures with exploration activities contributing $5.7 million and acquisition costs accounting for $3.2 million. During the first six months of 2000, the Company's international oil and gas capital expenditures totaled $43.6 million, including $12.0 million and $8.8 million of exploration expenditures in Bolivia and Yemen, respectively. International exploitation activities accounted for $19.1 million, primarily on development drilling in Argentina. Other international activities accounted for an additional $3.7 million in capital expenditures. As of June 30, 2000, the Company had total unevaluated oil and gas property costs of approximately $41.2 million including undeveloped leasehhold and exploratory drilling in progress. Future exploration expense and earnings may be impacted to the extent any of the exploratory drilling is determined to be unsuccessful.

    The Company committed to perform 17,728 work units related to its concession rights in the Naranjillos field in Santa Cruz Province, Bolivia awarded in late 1997. The total work unit commitment is guaranteed by the Company through a letter of credit (currently $34.1 million). Approximately $33 million has been budgeted to be spent in 2000, thereby fulfilling the Company's Naranjillos field work unit commitment.

    Under the Company's exploration contract on Block 19 in Ecuador, the Company is required to drill one additional well. The Company expects to drill this well during the third quarter of 2000 at a cost of approximately $4 million.

    The Company is also committed to spend approximately $11 million in the Republic of Yemen over a two and one-half year period which began in July 1998. At the end of the first two and one-half years, the Company has the option to extend the work program for a second two and one-half year period with similar work unit and capital commitment requirements. As of August 1, 2000, the Company had completed the work units necessary to fulfill its initial commitment and is currently awaiting governmental approval of the final portion of the work completed. The remaining unapproved work units are currently guaranteed by a $3 million letter of credit ($11 million at June 30, 2000). The total expenditures include the acquisition and interpretation of 150 square kilometers of seismic
and the drilling of three exploration wells.   Based on the results of the
Company's initial exploratory well, during the second quarter of 2000 the Company proposed and received governmental approval to drill a fourth well. Should the Company exercise its option to extend the work program, this fourth well will be applied towards the additional work unit commitment.

    Except for the commitments discussed above, the timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally generated cash flow, coupled with advances under its revolving credit facility, to fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, will be sufficient to fund its revised budget of $172 million for non-acquisition capital expenditures during 2000 and to further reduce its debt. The Company's planned 2000 non-acquisition capital expenditure budget is currently allocated 51 percent to exploitation activities, including development and infill drilling, and 49 percent to exploration activities. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "-Liquidity"), however, no assurance can be given that sufficient funds will be available to fund the Company's desired acquisitions.

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

    The Company's unsecured revolving credit facility under the Amended and Restated Credit Agreement dated October 21, 1998, as amended (the "Credit Agreement"), establishes a borrowing base (currently $625 million) determined by the banks' evaluation of the Company's oil and gas reserves. The amount available to be borrowed under the Bank Facility is limited to the lesser of the borrowing base or the facility size, which is currently set at $535 million.
The Company may increase the facility size up to $625 million without further approvals from the existing bank group if additional banks agree to join the group.

    Outstanding advances under the Credit Agreement bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. As of June 30, 2000, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances, which resulted in an average interest rate of approximately 8.4 percent per annum. In addition, the Company must pay a commitment fee ranging from 0.25 to 0.375 percent per annum on the unused portion of the banks' commitment.

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

    The unused portion of the Credit Agreement was approximately $450 million at August 7, 2000. The unused portion of the Credit Agreement and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased.

    The Company's internally generated cash flow, results of operations and financing for its operations are dependent on oil and gas prices. Although the Company has seen significant improvements in its commodity prices during the last half of 1999 and the first two quarters of 2000, should these improvements not be sustained, its earnings and cash flow from operations will be adversely impacted. The Company believes that its cash flows and unused availability under the Credit Agreement are sufficient to fund its planned capital expenditures for the foreseeable future.

Inflation

    In recent years, U.S. inflation has not had a significant impact on the Company's operations or financial condition. For discussion on the Company's international operations and the impact of inflation, see the section "Foreign Currency and Operations Risk" under "Item 3. Quantitative and Qualitative Disclosures About Market Risk" located elsewhere in this Form 10-Q.

Income Taxes

    The Company incurred current provisions for income taxes of approximately $26.5 million and $47,000 for the first six months of 2000 and 1999, respectively. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries as it is the Company's intention, generally, to reinvest such earnings permanently.

    The Company has a U.S. Federal alternative minimum tax ("AMT") credit carryforward of approximately $4.8 million which does not expire and is available to offset U.S. Federal regular income taxes in future years, but only to the extent that U.S. Federal regular income taxes exceed the AMT in such years. The Company also has a regular tax NOL of $58.5 million for U.S. Federal income tax purposes which it is able to carry forward up to 20 years to offset future income taxes to be paid. The Company expects to fully utilize its NOL carryforward in 2000.

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

    Currently, the Company has entered into various hedges (swap agreements) for a total of 4.0 MMBbls of oil at a weighted average price of $25.04 per Bbl (NYMEX reference price) for the last two quarters of 2000. The fair value of commodity swap agreements is the amount at which they could be settled, based on quoted market prices. At June 30, 2000, the Company would have been required to pay approximately $20.9 million to terminate its oil swap agreements then in place. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

    Interest Rate Risk

    The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR based borrowings from its commercial banks. To reduce the impact of fluctuations in interest rates the Company maintains a portion of its total debt portfolio in fixed rate debt. At June 30, 2000, the amount of the Company's fixed rate debt was approximately 83 percent of total debt. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner. The following table provides information about the Company's long-term debt cash flows and weighted average interest rates by expected maturity dates:

                                                                                           Fair Value
                                                                     There-                    at
                                2000     2001      2002      2003    after      Total        6/30/00
                               ------   ------    ------    ------  ------     ------     -----------
Long-Term Debt:
Fixed rate (in thousands)          -        -         -         -   $399,173   $399,173     $395,077
Average interest rate              -        -         -         -        9.2%       9.2%           -
Variable rate (in thousands)       -  $10,000   $40,000   $30,000          -   $ 80,000     $ 80,000
Average interest rate              -       (a)       (a)       (a)         -         (a)           -

(a) LIBOR plus an increment, based on the level of outstanding senior debt to the borrowing base, up to a maximum increment of 2.0 percent. The increment above LIBOR at June 30, 2000, was 0.875 percent.

    Foreign Currency and Operations Risk

    International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. The Company has international operations in Argentina, Bolivia, Ecuador and Yemen. For the first six months of 2000, the Company's operations in Argentina accounted for approximately 39 percent of the Company's revenues, 57 percent of its operating profit and 33 percent of its total assets. During such period, the Company's operations in Argentina represented its only foreign operations accounting for more than 10 percent of its revenues and operating income. For this same period, the Company's Bolivia operations represented 10 percent of its total assets, but did not exceed 10 percent of the Company's revenues or operating income. The Company continues to identify and evaluate international opportunities but currently has no binding agreements or commitments to make any material international investment. As a result of such significant foreign operations, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in these foreign countries.

    The Company believes Argentina offers a relatively stable political environment and does not anticipate any significant change in the near future. The current democratic form of government has been in place since 1983 and, since 1989, has pursued a steady process of privatization, deregulation and economic stabilization and reforms involving the reduction of inflation and public spending. Argentina's 12-month trailing inflation rate as measured by the Argentine Consumer Price Index declined from 200.7 percent as of June 1991 to
4.5 percent as of June 2000.

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

    On February 1, 1987, a new currency, the Boliviano ("Bs"), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house, the Bolsin, which is under the supervision of the Bolivian Central Bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at June 30, 2000, was US$1:Bs
6.19. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

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

    The new administration led by President Gustavo Naboa is undertaking a broad-based program of economic reform to stem the decline in economic activity and to lay the basis for renewed economic growth. The legal basis for many of the reforms is the recently enacted Ley Fundamental para la Transformacion Economica del Ecuador (the "economic transformation law"), which is based on the official dollarization of the economy at a conversion rate of 25,000 sucres per U.S. dollar, a plan introduced last January by the previous administration.

    While significant protests are being made by the rural population against dollarization, the plan has been initiated and is expected to proceed to completion. Although the Company believes any currency risk associated with its operations in Ecuador would not have a material impact on its financial position or results of operations, it has policies in place that reduce its exposure to currency risk related to the sucre including maintaining essentially all of its cash in U.S. dollar accounts primarily in U.S. bank accounts. All of the Company's revenues in Ecuador are U.S. dollar based.

    During mid-1996, Yemen's local currency, the rial, was allowed to float as official exchange rates were abolished. When the Company began exploration efforts in July 1998, the Yemeni exchange rate ("YER") was 136 Yemeni rials to US$1. The rial gradually weakened, trading at YER 143 on December 31, 1998, YER 160 at June 30, 1999, YER 159.50 at December 31, 1999, and YER 156.70 on June 30, 2000. Strong crude oil prices and a recent border agreement reached with Saudi Arabia have helped to stabilize the current exchange rate to the U.S. dollar.

    The majority of the Company's current contracts related to its Yemen exploration operations are U.S. dollar based and cash held in Yemeni rials is minimal. The Company believes that any currency risk associated with its operations in Yemen would not have a material impact on the Company's financial position or results of operations.

                                    PART II



                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         On May 19, 2000, the Company announced it had received notice of an adverse decision by the Corte Suprema de Justicia de la Nacion (Supreme Court of Justice of the Argentina Republic, Buenos Aires, Argentina) in an administrative dispute over the appropriate rate of royalty due on certain of its oil production. As previously disclosed, the Company and its predecessors in title have been paying royalties at an eight percent rate on certain of its concessions whereas the Province of Santa Cruz claimed that a rate of 12 percent should apply.

         As a result of the court's decision, the Company has recorded a one-time, after-tax charge to earnings in the second quarter of approximately $16.3 million ($25.1 million pre-tax) or $0.25 per share. Further, the Company believes that it is entitled to partial indemnification by a third party with respect to the decision. The Company anticipates funding required payments from year 2000 cash flow. The estimated impact of the decision on the Company's Argentina production, reserves and present value is immaterial.

         For information regarding other legal proceedings, see the Company's Form 10-K for the year ended December 31, 1999.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         An amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, $.005 par value per share, from 80,000,000 to 160,000,000 was approved by the stockholders of the Company at the Company's Annual Meeting held on May 9, 2000. A Certificate of Amendment was filed with Secretary of State of Delaware on June 12, 2000.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 9, 2000, in Tulsa, Oklahoma. At the Annual Meeting, the stockholders of the Company elected William C. Barnes and John T. McNabb, II as Class I Directors. The stockholders also considered and approved (a) an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 80,000,000 to 160,000,000, (b) Amendment Number 6 to the Company's 1990 Stock Plan and (c) the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending December 31, 2000.

         There were present at the Annual Meeting, in person or by proxy, stockholders holding 52,934,959 shares of the Common Stock of the Company, or 84.8 percent of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

                                                     Votes                       Broker
                                         Votes     Against or                     Non-
                                          For       Withheld      Abstentions     Votes
                                        -------   ------------   -------------  --------
1.  Election of Directors:

    William C. Barnes                     49,552,587   3,382,372          -0-        -0-
    John T. McNabb                        50,284,612   2,650,347          -0-        -0-

2.  Approval of Amendment
    to the Company's Restated
    Certificate of Incorporation          48,662,284   4,236,768       35,907        -0-

3.  Approval of Amendment
    Number 6 to the Company's
    1990 Stock Plan                       28,699,670  16,032,887       53,772  8,148,630

4.  Ratification of Arthur Andersen
    LLP as independent public
    accountants of the Company
    for fiscal 2000                       52,893,148      14,965       26,846        -0-

Item 5.  Other Information
         -----------------

         Copies of the Company's press releases each dated August 9, 2000, announcing second quarter 2000 earnings results and revisions to 2000 capital budget and growth targets and announcing preliminary 2001 capital budget and growth targets are attached as exhibits hereto and incorporated herein by reference.

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

             10. Amendment No. 6 to Vintage Petroleum, Inc., 1990 Stock Plan dated March 17, 2000 (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 30, 2000).

             27.  Financial data schedule.

             99.1 Press release dated August 9, 2000, issued by the Company announcing second quarter 2000 earnings results and revisions to 2000 capital budget and growth targets.

             99.2 Press release dated August 9, 2000, issued by the Company announcing preliminary 2001 capital budget and growth targets.

         b)  Reports on Form 8-K

             Form 8-K dated April 17, 2000, was filed April 18, 2000, to report under Item 5 the Company's press release dated April 17, 2000.

             Form 8-K dated May 3, 2000, was filed May 4, 2000, to report under
             Item 5 the Company's press release dated May 3, 2000.

             Form 8-K dated May 10, 2000, was filed May 11, 2000, to report under Item 5 the Company's press release dated May 10, 2000.

             Form 8-K dated May 19, 2000, was filed May 22, 2000, to report under Item 5 the Company's press release dated May 19, 2000.

             Form 8-K dated June 13, 2000, was filed June 30, 2000, to report under Item 5 the Company's press releases dated June 13, 2000, and June 28, 2000, and to update the Company's 2000 hedging activities.

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



                                 VINTAGE PETROLEUM, INC.
                                 -----------------------
                                       (Registrant)



DATE: August 11, 2000              \s\ Michael F. Meimerstorf
                                  --------------------------------------------
                                  Michael F. Meimerstorf
                                  Vice President and Controller
                                  (Principal Accounting Officer)

                                 Exhibit Index


The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number
------                                     Description
                ----------------------------------------------------------

3.1 Certificate of Amendment of the Company's Restated Certificate of Incorporation.

3.2 Restated Certificate of Incorporation, as amended, of the Company.

10. Amendment No. 6 to Vintage Petroleum, Inc., 1990 Stock Plan dated March 17, 2000 (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 30,
                2000).

27.             Financial Data Schedule.

99.1 Press release dated August 9, 2000, issued by the Company announcing second quarter 2000 earnings results and revisions to 2000 capital budget and growth targets.

99.2 Press release dated August 9, 2000, issued by the Company announcing preliminary 2001 capital budget and growth targets.