Form 10-Q
period 2000-09-30
VINTAGE PETROLEUM INC
filed 2000-11-02
CIK 809428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at November 1, 2000
-----------------------------                    -------------------------------
Common Stock, $.005 Par Value                               62,801,416

                                    PART I



                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                          (In thousands, except shares
                             and per share amounts)
                                  (Unaudited)


                                     ASSETS
                                     ------

                                                                September 30,  December 31,
                                                                    2000          1999
                                                                -------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $      14,181  $     42,687
   Accounts receivable -
       Oil and gas sales                                              128,361        87,484
       Joint operations                                                 8,606         5,211
   Prepaids and other current assets                                   19,704        19,109
                                                                -------------  ------------

          Total current assets                                        170,852       154,491
                                                                -------------  ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, successful efforts method                1,644,501     1,521,672
   Oil and gas gathering systems and plants                            19,033        15,453
   Other                                                               19,034        17,287
                                                                -------------  ------------

                                                                    1,682,568     1,554,412

   Less accumulated depreciation, depletion and amortization          640,542       583,060
                                                                -------------  ------------

                                                                    1,042,026       971,352
                                                                -------------  ------------

OTHER ASSETS, net                                                      45,315        42,291
                                                                -------------  ------------

   TOTAL ASSETS                                                 $   1,258,193  $  1,168,134
                                                                =============  ============

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                September 30,  December 31,
                                                                    2000          1999
                                                                -------------  ------------
CURRENT LIABILITIES:
   Revenue payable                                              $      45,631  $     25,899
   Accounts payable - trade                                            44,212        26,118
   Current taxes payable                                               33,869         5,875
   Other payables and accrued liabilities                              69,917        36,010
                                                                -------------  ------------

       Total current liabilities                                      193,629        93,902
                                                                -------------  ------------

LONG-TERM DEBT                                                        472,401       625,318
                                                                -------------  ------------

DEFERRED INCOME TAXES                                                  32,068        15,780
                                                                -------------  ------------

OTHER LONG-TERM LIABILITIES                                             2,477         2,005
                                                                -------------  ------------

STOCKHOLDERS' EQUITY per accompanying statement:
   Preferred stock, $.01 par, 5,000,000 shares authorized,
       zero shares issued and outstanding                                   -             -
   Common stock, $.005 par, 160,000,000 and 80,000,000
       shares authorized, 62,801,416 and 62,407,866 shares
       issued and outstanding, respectively                               314           312
   Capital in excess of par value                                     317,981       314,490
   Retained earnings                                                  239,323       116,327
                                                                -------------  ------------

                                                                      557,618       431,129
                                                                -------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   1,258,193  $  1,168,134
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

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                                  -------------------          -------------------
                                                    2000       1999              2000       1999
                                                  --------   --------          --------   --------
REVENUES:
   Oil and gas sales                              $179,458   $113,580          $478,133   $240,902
   Gas marketing                                    38,988     16,404            82,868     38,905
   Oil and gas gathering and processing              5,529      1,734            13,223      5,184
   Gain (loss) on disposition of assets               (805)     3,305            (1,188)     7,671
   Other income (expense)                              722      1,406           (22,600)     2,332
                                                  --------   --------          --------   --------

                                                   223,892    136,429           550,436    294,994
                                                  --------   --------          --------   --------

COSTS AND EXPENSES:
   Lease operating, including production taxes      38,215     31,886           110,737     80,991
   Exploration costs                                 8,949      1,322            12,330      9,523
   Gas marketing                                    37,482     15,705            79,409     37,095
   Oil and gas gathering and processing              5,019      1,311            11,337      3,932
   General and administrative                        9,413      8,413            28,650     24,482
   Depreciation, depletion and amortization         25,630     26,231            72,382     83,240
   Interest                                         11,609     15,185            36,948     44,321
                                                  --------   --------          --------   --------

                                                   136,317    100,053           351,793    283,584
                                                  --------   --------          --------   --------

       Income before income taxes                   87,575     36,376           198,643     11,410

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                          25,273      2,749            51,741      2,796
   Deferred                                          4,932      6,349            17,019     (5,726)
                                                  --------   --------          --------   --------

NET INCOME                                        $ 57,370   $ 27,278          $129,883   $ 14,340
                                                  ========   ========          ========   ========

EARNINGS PER SHARE:
   Basic                                              $.91       $.44             $2.08       $.25
                                                  ========   ========          ========   ========
   Diluted                                            $.90       $.43             $2.03       $.25
                                                  ========   ========          ========   ========

Weighted average common shares outstanding:
   Basic                                            62,770     62,309            62,592     56,505
                                                  ========   ========          ========   ========
   Diluted                                          63,956     64,143            63,892     57,869
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

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                  --------------------------------------------
                                 (In thousands)
                                  (Unaudited)


                                                              Capital
                                          Common Stock       In Excess
                                       -------------------     of Par    Retained
                                        Shares     Amount      Value     Earnings    Total
                                       --------   --------   ---------   --------   --------
Balance at December 31, 1999             62,408       $312    $314,490   $116,327   $431,129

Net income                                    -          -           -    129,883    129,883
Exercise of stock options and related
    tax effects                             393          2       3,491          -      3,493
Cash dividends declared
    ($.11 per share)                          -          -           -     (6,887)    (6,887)
                                       --------   --------   ---------   --------   --------

Balance at September 30, 2000            62,801       $314    $317,981   $239,323   $557,618
                                       ========   ========   =========   ========   ========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In thousands)
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                 ---------------------
                                                                    2000       1999
                                                                 ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 129,883   $  14,340
   Adjustments to reconcile net income to
       cash provided by operating activities -
       Depreciation, depletion and amortization                     72,382      83,240
       Exploration costs                                            12,330       9,523
       Provision (benefit) for deferred income taxes                17,019      (5,726)
       (Gain) loss on property sales                                 1,188      (7,671)
                                                                 ---------   ---------
                                                                   232,802      93,706

   Increase in receivables                                         (44,272)    (20,584)
   Increase in payables and accrued liabilities                     88,555      16,343
   Other                                                            (1,228)     (4,898)
                                                                 ---------   ---------
          Cash provided by operating activities                    275,857      84,567
                                                                 ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas expenditures                                       (155,410)   (150,037)
   Other property and equipment additions                           (1,827)     (1,491)
   Proceeds from sales of oil and gas properties                       863       9,715
   Other                                                            (2,767)        458
                                                                 ---------   ---------
          Cash used by investing activities                       (159,141)   (141,355)
                                                                 ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                              3,493      83,330
   Sale of 9 3/4% Senior Subordinated Notes                              -     146,000
   Advances on revolving credit facility and other borrowings       35,920      29,837
   Payments on revolving credit facility and other borrowings     (179,632)   (200,361)
   Dividends paid                                                   (5,003)     (1,328)
                                                                 ---------   ---------
          Cash (used) provided by financing activities            (145,222)     57,478
                                                                 ---------   ---------

Net increase (decrease) in cash and cash equivalents               (28,506)        690

Cash and cash equivalents, beginning of period                      42,687       5,245
                                                                 ---------   ---------

Cash and cash equivalents, end of period                         $  14,181   $   5,935
                                                                 =========   =========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                          September 30, 2000 and 1999

1.   GENERAL

     The accompanying financial statements are unaudited. The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. In addition, the Company's interests in various joint ventures have been proportionately consolidated, whereby the Company's proportionate share of each joint venture's assets, liabilities, revenues and expenses is included in the appropriate accounts in the consolidated financial statements. Management believes that all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 1999 amounts have been reclassified to conform with the 2000 presentation. These reclassifications have no impact on net income. These financial statements and notes should be read in conjunction with the 1999 audited financial statements and related notes included in the Company's 1999 Annual Report on Form 10-K, Item 8, Financial Statements and Supplementary Data.

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

     The Company reviews its proved oil and gas properties for impairment on a field basis. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from production of total proved oil and gas reserves over the economic life of the reserves, based on the Company's expectations of future oil and gas prices and costs. No impairment provision was required for the first nine months of either 2000 or 1999. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions.

     Statements of Cash Flows

     Cash payments for interest totaled $32,313,120 and $36,454,628 for the nine months ended September 30, 2000 and 1999, respectively. Cash payments for U.S. Federal and state income taxes were $15,597,135 during the nine months ended September 30, 2000. There were no cash payments made for U.S. income taxes in the first nine months of 1999. During the nine months ended September 30, 2000 and 1999, the Company made cash payments of $7,210,019 and $62,671, respectively, for foreign taxes, primarily in Argentina.

     Earnings Per Share

     The Company applies Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS No. 128"). Basic earnings per common share was computed by dividing net income by the weighted average number of shares outstanding during the period. For the nine month period ended September 30, 2000 and 1999, the Company had outstanding stock options for 729,000 and 1,825,000 additional shares of the Company's common stock, respectively, with average exercise prices of $20.19 and $17.04, respectively, which were antidilutive.

     Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishing standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 defines comprehensive income as the total of net income and all other non-owner changes in equity. During the nine month periods ended September 30, 2000 and 1999, the Company had no non-owner changes in equity other than net income.

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

     SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. The Company anticipates adopting SFAS 133, as amended, beginning January 1, 2001, and has begun the process of evaluating its contracts for derivatives and embedded derivatives. The Company currently has oil swaps in place covering certain amounts of production for the fourth quarter of 2000 and calendar year 2001. The Company believes these swaps to be highly effective and therefore believes they would qualify as hedges under SFAS 133, as amended. Had the Company already adopted SFAS 133, as amended, it would have been required (as it will be required beginning January 1, 2001) to mark-to-market these oil swaps, recording the fair value to its balance sheet as either an accrued asset or an accrued liability with the offsetting entry being included in "Other Comprehensive Income" for the effective portion of the hedge and the income statement for the ineffective portion of the hedge, if any.

     At September 30, 2000, the Company would have recorded under SFAS 133, as amended, a liability of $8.4 million related to its outstanding oil swaps. The Company is currently evaluating the manner in which to calculate ineffectiveness, as defined by SFAS 133, as amended. If any portion of the hedge instrument is deemed to be ineffective, as defined, that portion would be recorded in the income statement and could increase the volatility of the Company's results of operations.

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

     Operations in the gathering/plant and gas marketing segments are in the United States. The Company operates in the oil and gas exploration and production segment in the United States, South America and Yemen. Summarized financial information for the Company's reportable segments for the nine month and three month periods ended September 30, 2000 and 1999, is shown in the following table:

                                           Exploration and Production
                                    ---------------------------------------
                                                                     Other                  Gas
                                      U.S.    Argentina  Bolivia    Foreign   Gathering  Marketing  Corporate     Total
                                    --------  ---------  --------   -------   ---------  ---------  ---------   ----------
NINE MONTHS ENDED 9/30/00
----------------------------------
Revenues from external customers..  $245,069   $178,097  $ 10,434   $19,489     $13,223    $82,868    $ 1,256   $  550,436
Intersegment revenues.............         -          -         -         -       1,434      1,578          -        3,012
Depreciation, depletion and
      amortization expense........    38,994     24,157     5,070     1,446       1,143          -      1,572       72,382
Operating income (loss)...........   130,250    118,762    (3,163)   14,506         743      3,458       (315)     264,241
Total  assets.....................   521,743    451,254   132,421    78,759      11,000     23,156     39,860    1,258,193
Capital investments...............    40,327     73,609    25,114    16,361          79          -      1,748      157,238
Long-lived assets.................   469,149    391,649   100,782    69,431       6,065          -      4,950    1,042,026

NINE MONTHS ENDED 9/30/99
----------------------------------
Revenues from external customers..  $157,396   $ 86,047  $  2,943   $ 4,091     $ 5,184    $38,905    $   428   $  294,994
Intersegment revenues.............         -          -         -         -         951        949          -        1,900
Depreciation, depletion and
      amortization expense........    56,257     21,547     1,476       863       1,043          -      2,054       83,240
Operating income (loss)...........    38,969     43,064       287    (2,499)        209      1,810     (1,627)      80,213
Total  assets.....................   523,472    378,882    89,820    39,771       7,388     12,307     73,435    1,125,075
Capital investments...............    15,239    125,319    22,107     6,222         621          -        870      170,378
Long-lived assets.................   493,036    351,321    82,146    39,556       3,928          -      3,831      973,818

THREE MONTHS ENDED 9/30/00
----------------------------------
Revenues from external customers..  $ 88,525   $ 76,916  $  5,904   $ 7,739     $ 5,528    $38,988    $   292   $  223,892
Intersegment revenues.............         -          -         -         -         329        576          -          905
Depreciation, depletion and
      amortization expense........    13,317      8,491     2,261       579         391          -        591       25,630
Operating income (loss)...........    48,852     55,948    (2,592)    5,064         119      1,504       (298)     108,597
Capital investments...............    15,736     52,133    12,691     6,672          47          -        724       88,003

THREE MONTHS ENDED 9/30/99
----------------------------------
Revenues from external customers..  $ 65,147   $ 49,155  $  1,757   $ 1,965     $ 1,734    $16,404    $   267   $  136,429
Intersegment revenues.............         -          -         -         -         301        375          -          676
Depreciation, depletion and
      amortization expense........    15,383      8,666       707       294         349          -        832       26,231
Operating income (loss)...........    28,494     29,812       466     1,107          74        699       (679)      59,973
Capital investments...............     6,077    124,258     7,120       229          32          -        535      138,251

     Intersegment sales are priced in accordance with terms of existing contracts and current market conditions. Capital investments include expensed exploratory costs. Corporate general and administrative costs and interest costs are not allocated to the operating income (loss) of the segments.

4.   COMMITMENTS AND CONTINGENCIES

     The Company committed to perform 17,728 work units related to its concession rights in the Naranjillos field in Santa Cruz Province, Bolivia awarded in late 1997. The total work unit commitment is guaranteed by the Company through a letter of credit (currently $34.1 million). The Company has completed the entire work unit commitment and is currently pursuing the release of the letter of credit held by the Bolivian government.

     The Company committed to spend approximately $11 million in the Republic of Yemen over a two and one-half year period which began in July 1998. At the end of the first two and one-half years, the Company has the option to extend the work program for a second two and one-half year period with similar work unit and capital commitment requirements. The Company has completed the work units necessary to fulfill its initial commitment through the acquisition and interpretation of 150 square kilometers of seismic and the drilling of three exploration wells. Based on the results of the Company's initial exploratory well, the Company drilled a fourth well in the third quarter of 2000. Should the Company exercise its option to extend the work program, this fourth well will be applied towards the additional work unit commitment. All four wells are currently in various stages of completion and evaluation.

     Under the Company's exploration contract on Block 19 in Ecuador, it was required to drill one additional exploratory well in 2000. The Company drilled the Rio Cotapino well during the third quarter. This well was determined to be unsuccessful early in the fourth quarter and the Company is in the process of releasing this block back to the government of Ecuador.

     The Company had $42.9 million in letters of credit (including the $34.1 million in letters of credit discussed above) outstanding at September 30, 2000. These letters of credit relate primarily to various obligations for acquisition and exploration activities in South America and bonding requirements of various state regulatory agencies for oil and gas operations. The Company's availability under its revolving credit facility is reduced by the outstanding balance of letters of credit (excluding the $34.1 million Bolivia letter of credit discussed above).

     On November 4, 1998, the Company issued 1,325,000 shares of common stock to Elf Aquitaine ("Elf") as partial consideration for the acquisition of its French subsidiary, Elf Hydrocarbures Equateur, S.A., which owns producing oil properties and undeveloped acreage in Ecuador. The 1,325,000 shares of common stock of the Company were valued at a guaranteed amount of $20 per share, or $26.5 million. If the Company's prevailing share price is not equal to at least $20 per share after two years from the date of closing, the Company will be required to deliver additional consideration under the price guarantee provision of the agreement. Such additional consideration, if any, is payable, at the Company's option, in cash or additional shares of the Company's common stock. Had the Company been required to fulfill its commitment under the price guarantee at September 30, 2000 (based on the average price for the preceding 60 trading days of $20.69), no additional consideration would have been required. As of November 1, 2000, the average price for the first 58 trading days prior to the measurement date, November 4, 2000, was $22.07 per share. Based on this, the Company does not expect to be required to deliver any additional consideration under the guarantee. The Company has been notified by Elf that it had disposed of all of the 1,325,000 shares originally issued by the Company.

     Rent expense was $1.6 million and $1.1 million for the first nine months of 2000 and 1999, respectively. The future minimum commitments under long-term, non-cancellable leases for office space are $0.4 million for the last quarter of 2000 and $1.5 million, $1.7 million, $1.7 million and $1.8 million for the calendar years 2001 through 2004, respectively with $4.5 million remaining in years thereafter.

     On November 5, 1996, the Province of Santa Cruz, Argentina brought suit against the Company's subsidiary Cadipsa S.A. in the Corte Suprema de Justicia de la Nacion (the Supreme Court of Justice of the Argentine Republic, Buenos Aires, Argentina), Dossier No. s-1451, seeking to recover approximately $10.6 million (which sum includes interest) allegedly due as additional royalties on four concessions granted in 1990 in which the Company currently owns 100 percent working interest. The Company and its predecessors in title have been paying royalties at an eight percent rate; the Province of Santa Cruz claimed the rate should be 12 percent. On May 19, 2000, the Company announced it had received notice of an adverse decision regarding this suit. As a result of the court's decision, the Company has recorded a one-time, after-tax charge to "Other expense" in the second quarter of approximately $16.3 million ($25.1 million pre-tax). Further, the Company believes that it is entitled to partial indemnification by a third party with respect to the decision. The pre-tax amount of $10.1 million is included in "Other payables and accrued liabilities" in the accompanying balance sheet and the Company anticipates funding required payments from year 2000 cash flow. The estimated impact of the decision on the Company's Argentina production, reserves and present value is immaterial.

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

                       Three Months Ended            Nine Months Ended
                          September 30,                September 30,
                      ---------------------       ---------------------
                        2000          1999          2000          1999
                      -------       -------       -------       -------
Production:
   Oil (MBbls) -
       U.S..........    2,259         2,183         6,731         6,484
       Argentina....    2,409         2,287         6,901         5,330
       Ecuador......      331           138           880           381
       Bolivia......       38            28            82            58
       Total........    5,037         4,636        14,594        12,253

   Gas (MMcf) -
       U.S..........    8,787         9,577        26,931        29,010
       Argentina....    2,589         2,547         6,277         2,921
       Bolivia......    3,096         1,817         5,681         3,345
       Total........   14,472        13,941        38,889        35,276

   Total MBOE.......    7,449         6,959        21,076        18,132

Average prices:
   Oil (per Bbl) -
       U.S..........  $ 22.86(a)    $ 17.50(a)    $ 23.17(b)    $ 14.01(b)
       Argentina....    29.97         19.72         27.78         15.32
       Ecuador......    23.39         14.28         22.13         10.74
       Bolivia......    28.41         16.95         28.17         14.53
       Total........    26.34(a)      18.50(a)      25.31(b)      14.48(b)

   Gas (per Mcf) -
       U.S..........  $  4.24       $  2.41       $  3.31       $  1.98
       Argentina....     1.82          1.37          1.84          1.32
       Bolivia......     1.55           .70          1.43           .63
       Total........     3.23          2.00          2.80          1.80

-------------------
(a) The impact of oil hedges decreased the Company's U.S. and total average oil prices per Bbl for the three months ended September 30, 2000, by $5.59 and $2.51, respectively. The impact of oil hedges decreased the Company's U.S. and total average oil prices for the three months ended September 30, 1999, by $.57 and $.27, respectively.

(b) The impact of oil hedges decreased the Company's U.S. and total average oil prices per Bbl for the nine months ended September 30, 2000, by $3.24 and $1.50, respectively. The impact of oil hedges decreased the Company's U.S. and total average oil prices per Bbl for the nine months ended September 30, 1999, by $.15 and $.08, respectively.

     Average U.S. oil prices received by the Company fluctuate generally with changes in the NYMEX reference price ("NYMEX") for oil. The Company's Argentina oil production and Ecuador oil production are sold at WTI spot prices as quoted on the Platt's Crude Oil Marketwire (approximately equal to the NYMEX) less specified differentials.

     The Company experienced a 75 percent increase in its average oil price in the first nine months of 2000 compared to the first nine months of 1999. The Company's average realized oil price (before the impact of hedges) increased to 90 percent of the NYMEX in the nine months of 2000 compared to 83 percent of NYMEX in the year-earlier period. The Company's U.S. and overall average oil prices for the first nine months of 2000 were decreased by $3.24 and $1.50, respectively, as a result of oil hedges. The Company's U.S. and overall average oil prices for the first nine months of 1999 were decreased by 15 cents and eight cents, respectively, as a result of oil hedges.

     The Company experienced a 42 percent increase in its average oil price in the third quarter of 2000 compared to the third quarter of 1999. The Company's average realized oil price (before the impact of hedges) increased to 91 percent of NYMEX in the third quarter of 2000 compared to 86 percent of NYMEX in the year-earlier period. The Company's U.S. and overall average oil prices for the third quarter of 2000 were decreased by $5.59 and $2.51, respectively, as a result of oil hedges. The Company's U.S. and overall average oil prices for the third quarter of 1999 were decreased by 57 cents and 27 cents, respectively, as a result of oil hedges.

     The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. Currently, oil hedges (swap agreements) cover 2.760 MMBbls for the fourth quarter of 2000 at an average NYMEX reference price of $26.33 per Bbl and 1.825 MMBbls for calendar year 2001 at an average NYMEX reference price of $30.13 per Bbl.

     Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for price changes in contract specified fuel oil indexes. During the third quarter of 2000, these fuel oil indexes increased in conjunction with the higher oil price environment. In Argentina, the Company's average gas price is primarily determined by the realized price of oil from its El Huemul concession. The Company's overall average gas price for the first nine months of 2000 was 56 percent higher than 1999's first nine months. The Company's overall average gas price for the third quarter of 2000 was 62 percent higher than 1999's third quarter.

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on third quarter 2000 oil production, a change in the average oil price realized by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on a quarterly basis (before the impact of hedges) of approximately $3.2 million and $4.9 million, respectively. A 10 cent per Mcf change in the average price realized by the Company for gas would result in a change in net income and cash flow before income taxes on a quarterly basis of approximately $0.9 million and $1.4 million, respectively, based on third quarter 2000 gas production.

Period to Period Comparison

Three months ended September 30, 2000, Compared to three months ended September 30, 1999

     The Company reported net income of $57.4 million for the quarter ended September 30, 2000, compared to net income of $27.3 million for the year-earlier quarter. The increase in the Company's net income is primarily due to a 42 percent increase in average oil prices and a 62 percent increase in average gas prices combined with a seven percent increase in production on an equivalent barrel basis. The seven percent increase in production is primarily the result of the acquisition of certain producing domestic oil and gas properties from Nuevo Energy Company (the "Nuevo Acquisition") in December 1999 and the acquisition of additional interests in the Company's producing Ecuador concessions from Petrobras in December 1999 (collectively, the "1999 Acquisitions").

     Oil and gas sales increased $65.9 million (58 percent), to $179.5 million for the third quarter of 2000 from $113.6 million for the third quarter of 1999. A 42 percent increase in average oil prices, coupled with a nine percent increase in oil production, accounted for an increase in oil sales of $46.9 million for the 2000 third quarter as compared to the year-earlier quarter. A 62 percent increase in average gas prices, coupled with a four percent increase in gas production, accounted for a $19.0 million increase in gas sales for the 2000 third quarter as compared to the year-earlier quarter. The nine percent increase in oil production and the four percent increase in gas production are primarily the result of the Company's exploitation and exploration activities, the 1999 Acquisitions and the increase in the Company's Bolivian gas sales through the Bolivia-to-Brazil gas pipeline which opened in July 1999, partially offset by dispositions.

     Lease operating expenses, including production taxes, increased $6.3 million (20 percent), to $38.2 million for the third quarter of 2000 from $31.9 million for the third quarter of 1999. These cost increases resulted from the 1999 Acquisitions, the return of certain higher-cost production which was shut in during the third quarter of last year due to low oil prices, increased well work and maintenance during the third quarter of 2000 which had been deferred during the low price periods of 1999 and higher production taxes as a result of higher oil and gas sales. Lease operating expenses per equivalent barrel produced increased 12 percent to $5.13 in the third quarter of 2000 from $4.58 for the same period in 1999.

     Exploration costs increased $7.6 million (585 percent), to $8.9 million for the third quarter of 2000 from $1.3 million for the third quarter of 1999. During the third quarter of 2000, the Company's exploration costs included $7.6 million for unsuccessful exploratory drilling, including $5.9 million related to the Company's two deep Naranjillos wells in Bolivia and $1.3 million related to the Rio Cotapino well in Block 19 in Ecuador (including concession costs), $1.1 million for lease impairments and $0.2 million for other geological and geophysical costs. The Company's 1999 third quarter exploration costs included $0.7 million for unsuccessful exploratory drilling and lease impairments and $0.6 million for 3-D seismic data and other geological and geophysical costs.

     General and administrative expenses increased $1.0 million (12 percent), to $9.4 million for the third quarter of 2000 from $8.4 million for the third quarter of 1999 due primarily to increased personnel costs associated with the 1999 Acquisitions. Despite the 12 percent increase in costs, general and administrative expenses per equivalent barrel produced for the third quarter of 2000 increased only four percent to $1.26 as a result of the seven percent increase in the Company's oil and gas production.

     Depreciation, depletion and amortization ("DD&A") decreased $0.6 million (2 percent), to $25.6 million for the third quarter of 2000 from $26.2 million for the third quarter of 1999, despite the seven percent increase in production, due to the eight percent decrease in the Company's average amortization rate per equivalent barrel produced from $3.58 in the third quarter of 1999 to $3.30 in the third quarter of 2000. This rate decrease was primarily as a result of the beneficial impact on reserve volumes associated with significantly higher oil and gas prices.

     Interest expense decreased $3.6 million (24 percent), to $11.6 million for the third quarter of 2000 from $15.2 million for the third quarter of 1999, due primarily to a 30 percent decrease in the Company's total average outstanding debt. The Company applied $88 million of proceeds from property sales in 1999 and its significantly increased cash flow to reduce outstanding debt. The Company's overall average interest rate increased to 9.02% in the third quarter of 2000 as compared to 8.33% in the third quarter of 1999 primarily as the result of the significant reduction of the Company's lower-cost floating rate debt within its total debt position. The Company had $9.7 million and $5.9 million of accrued interest payable at September 30, 2000, and December 31, 1999, respectively, included in other payables and accrued liabilities.

Nine months ended September 30, 2000, Compared to nine months ended September 30, 1999

     The Company reported net income of $129.9 million for the nine months ended September 30, 2000, compared to a net income of $14.3 million for the year-earlier period. The increase in the Company's net income is primarily due to a 75 percent increase in average oil prices and a 56 percent increase in average gas prices, combined with a 16 percent increase in production on an equivalent barrel basis. These increases were partially offset by a non-recurring $16.3 million after-tax charge related to an Argentina royalty litigation accrual. The 16 percent increase in production is primarily a result of the 1999 Acquisitions and the El Huemul concession in Argentina acquired in July 1999 (the "El Huemul Acquisition").

     Oil and gas sales increased $237.2 million (98 percent), to $478.1 million for the first nine months of 2000 from $240.9 million for the nine months of 1999. A 75 percent increase in average oil prices coupled with a 19 percent increase in oil production accounted for a $192.0 million increase in oil sales for the first nine months of 2000 as compared to the year-earlier period. A 56 percent increase in average gas prices coupled with a 10 percent increase in gas production accounted for a $45.2 million increase in gas sales for the first nine months of 2000 as compared to the year-earlier period. The 19 percent increase in oil production and the 10 percent increase in gas production are primarily the result of the Company's exploitation and exploration activities, the 1999 Acquisitions, the El Huemul Acquisition and the increase in the Company's Bolivian gas sales through the Bolivia-to-Brazil gas pipeline which opened in July 1999, partially offset by dispositions.

     As the result of an unfavorable decision by the Supreme Court of Argentina, the Company has recorded as other expense in the first nine months of 2000 a non-recurring charge of $25.1 million. No similar charge existed in the first nine months of 1999. The Company's balance sheet at September 30, 2000, included the unpaid portion of this accrued liability of $10.1 million in its current liabilities section under other payables and accrued liabilities.

     Lease operating expenses, including production taxes, increased $29.7 million (37 percent), to $110.7 million for the first nine months of 2000 from $81.0 million for the first nine months of 1999. These cost increases resulted from the 1999 Acquisitions, the El Huemul Acquisition, the return of certain higher-cost production which was shut in during the first nine months of last year due to low oil prices, increased well work and maintenance in 2000 which had been deferred during the low price periods of 1999 and higher production taxes as a result of higher oil and gas sales. Lease operating expenses per equivalent barrels produced increased 17 percent to $5.25 in the first nine months of 2000 from $4.47 for the same period in 1999.

     Exploration costs increased $2.8 million (29 percent), to $12.3 million for the first nine months of 2000 from $9.5 million for same period of 1999. During the first nine months of 2000, the Company's exploration costs included $10.0 million for unsuccessful exploratory drilling, primarily in Bolivia, $2.0 million for lease impairments and $0.3 million for other geological and geophysical costs. Exploration costs for the first nine months of 1999 consisted primarily of $5.2 million in 3-D seismic acquisition costs, primarily in Yemen and Western Oklahoma, $2.6 million in unsuccessful exploratory drilling and other geological and geophysical costs and $1.7 million for lease impairments.

     General and administrative expenses increased $4.2 million (17 percent), to $28.7 million for the first nine months of 2000 from $24.5 million for the first nine months of 1999 due primarily to increased personnel costs associated with the 1999 Acquisitions, the El Huemul Acquisition and the impact of deferring 1999 annual salary adjustments to the third quarter of 1999. Despite the 17 percent increase in costs, general and administrative expenses per equivalent barrel produced increased only slightly to $1.36 from $1.35 in the year-earlier period primarily as a result of the 16 percent increase in equivalent barrel production.

     Depreciation, depletion and amortization decreased $10.8 million (13 percent), to $72.4 million for the first nine months of 2000 from $83.2 million for the first nine months of 1999, despite the 16 percent increase in production, due primarily to the 25 percent decrease in the average amortization rate per equivalent barrel produced from $4.41 in the first nine months of 1999 to $3.29 in 2000. This rate decrease was primarily as a result of the beneficial impact on reserve volumes associated with significantly higher oil and gas prices and the new production from the Company's El Huemul concession which has a low amortization rate.

     Interest expense decreased $7.4 million (17 percent), to $36.9 million for the third quarter of 2000 from $44.3 million for the first nine months of 1999, due primarily to a 24 percent decrease in the Company's total average outstanding debt. The Company applied $88 million of proceeds from property sales in 1999 and its significantly increased cash flow to reduce outstanding debt. The Company's overall average interest rate increased to 8.81% in the first nine months of 2000 as compared to 8.04% in the year-earlier period primarily as the result of the significant reduction of the Company's lower-cost floating rate debt within its total debt position.

Capital Expenditures

     During the first nine months of 2000, the Company's domestic oil and gas capital expenditures totaled $40.4 million. Exploitation activities accounted for $23.0 million of these expenditures with exploration activities contributing $13.3 million and acquisition costs and other activities accounting for $4.1 million. During the first nine months of 2000, the Company's international oil and gas capital expenditures totaled $115.1 million, including $24.5 million and $15.4 million of exploration expenditures in Bolivia and Yemen, respectively. International acquisition costs related to the September 2000 acquisition of two concessions located in the Cuyo Basin in Argentina accounted for $40.1 million. International exploitation activities accounted for $30.9 million, primarily on development drilling in Argentina. Other international activities accounted for an additional $4.2 million in capital expenditures.

     On September 5, 2000, the Company purchased an interest in two concessions in the Cuyo Basin covering approximately 104,000 acres in the Mendoza Province of Argentina. The Company purchased 100 percent of the interest formerly held by Perez Companc for $40.1 million, subject to customary post-closing adjustments. The properties acquired have current net daily production of 2,000 barrels of 32 degree gravity, light, sweet crude oil and are similar in production and operating characteristics to the Company's existing operations in the San Jorge Basin of Argentina. Exploitation activities aimed at increasing production are targeted to begin in the second quarter of 2001.

     As of September 30, 2000, the Company had total unevaluated oil and gas property costs of approximately $44.9 million consisting of undeveloped leasehold costs of $19.0 million and exploratory drilling in progress of $25.9 million, including $19.3 million for costs associated with the Company's Yemen drilling program. Future exploration expense and earnings may be impacted to the extent any of the exploratory drilling is determined to be unsuccessful. As the result of the determinations early in the fourth quarter of the unsuccessful exploratory drilling of the Rio Cotapino well in Ecuador and the lower exploratory targets of the NJL X-111 and the NJL X-118 in Bolivia, the Company anticipates recognizing additional exploration expense for fourth quarter activities on these wells of approximately $4.0 million ($3.0 million related to Bolivia and $1.0 million related to Ecuador).

     The Company committed to perform 17,728 work units related to its concession rights in the Naranjillos field in Santa Cruz Province, Bolivia awarded in late 1997. The total work unit commitment is guaranteed by the Company through a letter of credit (currently $34.1 million). The Company has completed the entire work unit commitment and is currently pursuing the release of the letter of credit held by the Bolivian government.

     The Company committed to spend approximately $11 million in the Republic of Yemen over a two and one-half year period which began in July 1998. At the end of the first two and one-half years, the Company has the option to extend the work program for a second two and one-half year period with similar work unit and capital commitment requirements. The Company has completed the work units necessary to fulfill its initial commitment through the acquisition and interpretation of 150 square kilometers of seismic and the drilling of three exploration wells. Based on the results of the Company's initial exploratory well, the Company drilled a fourth well in the third quarter of 2000. Should the Company exercise its option to extend the work program, this fourth well will be applied towards the additional work unit commitment. All four wells are currently in various stages of completion and evaluation.

     Under the Company's exploration contract on Block 19 in Ecuador, it was required to drill one additional exploratory well in 2000. The Company drilled the Rio Cotapino well during the third quarter. This well was determined to be unsuccessful early in the fourth quarter and the Company is in the process of releasing this block back to the government of Ecuador.

     Except for the commitments discussed above, the timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally generated cash flow, coupled with advances under its revolving credit facility, to fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, will be sufficient to fund its revised budget of $167 million for non-acquisition capital expenditures during 2000 and to further reduce its debt. The Company's planned 2000 non-acquisition capital expenditure budget is currently allocated 51 percent to exploitation activities, including development and infill drilling, and 49 percent to exploration activities. The Company's preliminary capital expenditure budget (excluding acquisitions) for 2001 has been recently revised to $245 million. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "-Liquidity"), however, no assurance can be given that sufficient funds will be available to fund the Company's desired acquisitions.

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

     Outstanding advances under the Credit Agreement bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to nine months based on the eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. As of September 30, 2000, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances, which resulted in an average interest rate of approximately 7.7 percent per annum. In addition, the Company must pay a commitment fee ranging from 0.25 to 0.375 percent per annum on the unused portion of the banks' commitment.

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

     The unused portion of the Credit Agreement was approximately $472 million at October 31, 2000. The unused portion of the Credit Agreement and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased.

     The Company's internally generated cash flow, results of operations and financing for its operations are dependent on oil and gas prices. Although the Company has seen significant improvements in its commodity prices during the last half of 1999 and the first nine months of 2000, should these improvements not be sustained, its earnings and cash flow from operations will be adversely impacted. The Company believes that its cash flows and unused availability under the Credit Agreement are sufficient to fund its planned capital expenditures for the foreseeable future.

Inflation

     In recent years, U.S. inflation has not had a significant impact on the Company's operations or financial condition. For discussion on the Company's international operations and the impact of inflation, see the section "Foreign Currency and Operations Risk" under "Item 3. Quantitative and Qualitative Disclosures About Market Risk" located elsewhere in this Form 10-Q.

Income Taxes

     The Company incurred current provisions for income taxes of approximately $51.7 million and $2.8 million for the first nine months of 2000 and 1999, respectively. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries as it is the Company's intention, generally, to reinvest such earnings permanently.

     The Company has a U.S. Federal alternative minimum tax ("AMT") credit carryforward of approximately $4.8 million which does not expire and is available to offset U.S. Federal regular income taxes in future years, but only to the extent that U.S. Federal regular income taxes exceed the AMT in such years. The Company also has a regular tax net operating loss ("NOL") of $60 million for U.S. Federal income tax purposes which it is able to carry forward up to 20 years to offset future income taxes to be paid. The Company expects to fully utilize its U.S. NOL carryforward in 2000.

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

     Currently, the Company has entered into various hedges (swap agreements) for a total of 2.760 MMBbls of oil at a weighted average price of $26.33 per Bbl (NYMEX reference price) for the last quarter of 2000 and for 1.825 MMBbls at an average NYMEX reference price of $30.13 per Bbl for calendar year 2001. The fair value of commodity swap agreements is the amount at which they could be settled, based on quoted market prices. At September 30, 2000, the Company would have been required to pay approximately $8.4 million to terminate its oil swap agreements then in place. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

     Interest Rate Risk

     The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR based borrowings from its commercial banks. To reduce the impact of fluctuations in interest rates the Company maintains a portion of its total debt portfolio in fixed rate debt. At September 30, 2000, the amount of the Company's fixed rate debt was approximately 85 percent of total debt. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner. The following table provides information about the Company's long-term debt cash flows and weighted average interest rates by expected maturity dates:

                                                                                           Fair Value
                                                                   There-                      at
                                2000   2001     2002      2003     after       Total        9/30/00
                                ----  ------   -------   -------   --------   --------     ----------
LONG-TERM DEBT:
Fixed rate (in thousands)          -       -         -         -   $399,201   $399,201       $399,705
Average interest rate              -       -         -         -        9.2%       9.2%             -
Variable rate (in thousands)       -  $9,150   $36,600   $27,450          -   $ 73,200       $ 73,200
Average interest rate              -     (a)       (a)       (a)          -        (a)              -

-----------------------------
(a) LIBOR plus an increment, based on the level of outstanding senior debt to the borrowing base, up to a maximum increment of 2.0 percent. The increment above LIBOR at September 30, 2000, was 0.875 percent.

     Foreign Currency and Operations Risk

     International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. The Company has international operations in Argentina, Bolivia, Ecuador and Yemen. For the first nine months of 2000, the Company's operations in Argentina accounted for approximately 32 percent of the Company's revenues, 45 percent of its operating profit and 36 percent of its total assets. During such period, the Company's operations in Argentina represented its only foreign operations accounting for more than 10 percent of its revenues and operating income. For this same period, the Company's Bolivia operations represented 11 percent of its total assets, but did not exceed 10 percent of the Company's revenues or operating income. The Company continues to identify and evaluate international opportunities but currently has no binding agreements or commitments to make any material international investment. As a result of such significant foreign operations, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in these foreign countries.

     The Company believes Argentina offers a relatively stable political environment and does not anticipate any significant change in the near future. The current democratic form of government has been in place since 1983 and, since 1989, has pursued a steady process of privatization, deregulation and economic stabilization and reforms involving the reduction of inflation and public spending. Argentina's 12-month trailing inflation rate as measured by the Argentine Consumer Price Index declined from 200.7 percent as of September 1991 to 4.2 percent as of September 2000.

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

     On February 1, 1987, a new currency, the Boliviano ("Bs"), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house, the Bolsin, which is under the supervision of the Bolivian Central Bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at September 30, 2000, was US$1:Bs 6.29. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

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

     During mid-1996, Yemen's local currency, the rial, was allowed to float as official exchange rates were abolished. When the Company began exploration efforts in July 1998, the Yemeni exchange rate ("YER") was 136 Yemeni rials to US$1. The rial gradually weakened, trading at YER 143 on December 31, 1998, YER 160 at September 30, 1999, YER 159.50 at December 31, 1999, and YER 163.8 on September 30, 2000. Strong crude oil prices and a recent border agreement reached with Saudi Arabia have helped to stabilize the current exchange rate to the U.S. dollar.

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

                                    PART II



                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         For information regarding legal proceedings, see the Company's Form 10-K for the year ended December 31, 1999 and its Form 10-Q for the quarter ended June 30, 2000.

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

Item 5.  Other Information
         -----------------

         A copy of the Company's press release dated November 1, 2000, announcing third quarter 2000 earnings results is attached as an exhibit hereto and is incorporated herein by reference.

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

               27.  Financial data schedule.

               99. Press release dated November 1, 2000, issued by the Company announcing third quarter 2000 earnings results.

          b)   Reports on Form 8-K

               Form 8-K dated September 5, 2000, was filed September 5, 2000, to report under Item 5 the Company's press release dated September 5, 2000, and to update the Company's 2000 hedging activities.

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



                                 VINTAGE PETROLEUM, INC.
                                 -----------------------
                                      (Registrant)



DATE: November 2, 2000           \s\ Michael F. Meimerstorf
                                 -----------------------------------------------
                                 Michael F. Meimerstorf
                                 Vice President and Controller
                                 (Principal Accounting Officer)

                                 Exhibit Index


The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number                                     Description
-------        -----------------------------------------------------------------

27.            Financial Data Schedule.

99. Press release dated November 1, 2000, issued by the Company announcing third quarter 2000 earnings results.