Form 10-K
period 2000-12-31
VINTAGE PETROLEUM INC
filed 2001-03-12
CIK 809428

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                                       OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from          to

                         Commission file number 1-10578

                            VINTAGE PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                               73-1182669
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)

     110 West Seventh Street
     Tulsa, Oklahoma                               74119-1029
(Address of principal executive offices)            zip code


      Registrant's telephone number, including area code:  (918) 592-0101

          Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of each exchange
         Title of each class                      on which registered
         -------------------                    ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]


     As of February 28, 2001, 62,890,416 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $987,332,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2001, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                            VINTAGE PETROLEUM, INC.
                                   FORM 10-K
                         YEAR ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS



                                                                                                                    Page
                                                                                                                    ----
                                                         PART I

Items 1 and 2.    Business and Properties........................................................................     1

Item 3.           Legal Proceedings..............................................................................    21

Item 4.           Submission of Matters to a Vote of Security-Holders............................................    21

Item 4A.          Executive Officers of the Registrant...........................................................    21

                                                        PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters..........................    24

Item 6.           Selected Financial Data........................................................................    25

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations..........    26

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.....................................    33

Item 8.           Financial Statements and Supplementary Data....................................................    35

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    35

                                                        PART III

Item 10.          Directors and Executive Officers of the Registrant.............................................    35

Item 11.          Executive Compensation.........................................................................    35

Item 12.          Security Ownership of Certain Beneficial Owners and Management.................................    36

Item 13.          Certain Relationships and Related Transactions.................................................    36

                                                        PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................................    36

Signatures.......................................................................................................    39

Index to Financial Statements....................................................................................    40

                              Certain Definitions

As used in this Form 10-K:

     Unless the context requires otherwise, all references to the "Company" include Vintage Petroleum, Inc., its consolidated subsidiaries and its proportionately consolidated general partner interests in various joint ventures.

     "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Tcf" means trillion cubic feet, "BCFE" means billion cubic feet of gas equivalent, "MMBtu" means million British thermal units, "Bbl" means barrel, "MBbls" means thousand barrels, "MMBbls" means million barrels, "BOE" means equivalent barrels of oil, "MBOE" means thousand equivalent barrels of oil and "MMBOE" means million equivalent barrels of oil.

     Unless otherwise indicated in this Form 10-K, gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 Fahrenheit. Equivalent barrels of oil are determined using the ratio of six Mcf of gas to one Bbl of oil.

     The term "gross" refers to the total acres or wells in which the Company has a working interest, and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company. "Net production" means production that is owned by the Company less royalties and production due others.

     "Proved oil and gas reserves" are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. "Proved developed oil and gas reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. "Proved undeveloped oil and gas reserves" ("PUD") are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

     At December 31, 2000, the Company owned and operated producing properties in 11 states in the United States, with its domestic proved reserves located primarily in four core areas: the Gulf Coast, East Texas, Mid-Continent and West Coast areas of the United States. During 2000, the Company expanded its North American operations into Canada through the acquisition of 100 percent of Cometra Energy (Canada), Ltd. (now Vintage Energy (Canada), Ltd.). See "Acquisition Activities." In addition, the Company has international core areas located in Argentina, Bolivia and Ecuador. In Argentina, the Company owns 15 oil concessions, 14 of which are operated by the Company, in the south flank of the San Jorge Basin in southern Argentina. During 2000, the Company expanded this core area with the purchase of the Piedras Colorados and Cachueta concessions in the Cuyo Basin in western Argentina. See "Acquisition Activities." In Bolivia, the Company owns and operates three blocks covering approximately 570,000 acres in the Chaco Plains area of southern Bolivia and the Naranjillos concession located in the Santa Cruz Province. In November 1998, the Company purchased, through a wholly-owned subsidiary, a subsidiary of Elf Aquitaine with operations in Ecuador. This subsidiary currently operates producing properties in the Oriente Basin in Ecuador and provides the Company with substantial undeveloped acreage which the Company believes has significant development and exploration potential.

     As of December 31, 2000, the Company owned interests in 3,592 gross (2,827 net) productive wells in the United States, of which approximately 84 percent are operated by the Company, 1,301 gross (1,285 net) productive wells in Argentina, of which approximately 98 percent are operated by the Company, 16 gross (15 net) productive wells in Bolivia, 100 percent of which are operated by the Company, 8 gross (6 net) productive wells in Ecuador, 100 percent of which are operated by the Company, and 156 gross (78 net) productive wells in Canada, of which approximately 50 percent are operated by the Company. As of December 31, 2000, the Company's properties had proved reserves of 489.1 MMBOE, comprised of 318.6 MMBbls of oil and 1.0 Tcf of gas, with a present value of estimated future net revenues before income taxes (utilizing a 10 percent discount rate) of $4.3 billion and a standardized measure of discounted future net cash flows of $3.0 billion. From the first quarter of 1998 through the fourth quarter of 2000, the Company increased its average net daily production from 45,000 Bbls of oil to 59,900 Bbls of oil and from 128,500 Mcf of gas to 161,300 Mcf of gas.

     Financial information relating to the Company's industry segments is set forth in Note 7 "Segment Information" to the Company's consolidated financial statements included elsewhere in this Form 10-K.

     The Company was incorporated in Delaware on May 31, 1983. The Company's principal office is located at 110 West Seventh Street, Tulsa, Oklahoma 74119-1029, and its telephone number is (918) 592-0101.

Business Strategy

     The Company's overall goal is to maximize its value through profitable growth in its oil and gas reserves and production. The Company has been successful at achieving this goal through its ongoing strategy of (a) acquiring producing oil and gas properties, at favorable prices, with significant upside potential, (b) focusing on exploitation, development and exploration activities to maximize production and ultimate reserve recovery on existing properties, (c) exploring undeveloped properties, (d) maintaining a low cost operating structure and (e) maintaining financial flexibility. Key elements of the Company's strategy include:

     . Acquisitions of Producing Properties. The Company has an experienced management and technical team which focuses on acquisitions of operated producing properties that meet its selection criteria which include (a) significant potential for increasing reserves and production through exploitation, development and exploration, (b) attractive purchase price and (c) opportunities for improved operating efficiency. The Company's emphasis on property acquisitions reflects its belief that continuing consolidation and restructuring activities on the part of major integrated and large independent oil companies has afforded in recent years, and should afford in the future, attractive opportunities to purchase domestic and international properties. This acquisition strategy has allowed the Company to rapidly grow its reserves at favorable acquisition prices. From January 1, 1998, through December 31, 2000, the Company acquired 152.0 MMBOE of proved oil and gas reserves at an average acquisition cost of $2.39 per BOE. The Company replaced through acquisitions approximately 195 percent of its production of 78.1 MMBOE during the same period. The Company is continually identifying and evaluating acquisition opportunities, including acquisitions that would be significantly larger than those consummated to date by the Company. No assurance can be given that any such acquisitions will be successfully consummated.

     . Exploitation and Development. The Company pursues workovers, recompletions, secondary recovery operations and other production optimization techniques on its properties, as well as development and infill drilling, to offset normal production declines and replace the Company's annual production. From January 1, 1998, through December 31, 2000, the Company spent approximately $216.8 million on exploitation and development activities. As a result of all of its exploitation activities, including development and infill drilling, during the three-year period ended December 31, 2000, the Company succeeded in adding 88.2 MMBOE to proved reserves, replacing approximately 113 percent of production during this period. During 2000, the Company added 22.2 MMBOE through exploitation, replacing 77 percent of production. The Company continues to maintain an extensive inventory of exploitation and development opportunities. Due to the continued strong product price environment, the Company anticipates increasing its level of spending to approximately $212 million in 2001 on exploitation and development projects, primarily in the United States and Argentina.

     . Exploration. The Company's overall exploration strategy balances high potential international prospects with lower risk drilling in known formations in the United States and Argentina. This prospect mix and the Company's practice of risk-sharing with industry partners is intended to lower the incidence and costs of dry holes. The Company makes extensive use of geophysical studies, including 3-D seismic, which further reduces the cost by increasing the success of its exploration program. From January 1, 1998, through December 31, 2000, the Company spent approximately $201.4 million on exploration activities, including $40.9 million on undeveloped leasehold and exploratory drilling in progress which was unevaluated at December 31, 2000. The Company drilled 81 gross (48.37 net) exploration wells, of which approximately 58 percent gross (66 percent net) were productive. As a result of all of the Company's exploration activities during the three-year period ended December 31, 2000, the Company succeeded in adding 55.4 MMBOE to proved reserves, replacing approximately 71 percent of production during this period. The Company's exploration activities in 2000 were focused on its core areas in the United States, Bolivia, Ecuador and Yemen. The Company anticipates 2001 spending of approximately $73 million on exploration projects, primarily in the United States, Canada, Yemen and Trinidad.

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

     . Financial Flexibility. The Company is committed to maintaining financial flexibility, which management believes is important for the successful execution of its acquisition, exploitation and exploration strategy. Since 1990, the Company has completed five public equity offerings, two public debt offerings and a Rule 144A private debt offering, all of which have provided the Company with aggregate net proceeds of approximately $643 million. During 2000, the Company applied excess cash flow over capital expenditures to substantially reduce outstanding long-term debt, lowering its net long-term debt-to-book capitalization ratio from 57.5 percent at December 31, 1999, to
          41.6 percent at December 31, 2000. The unused portion of the Company's revolving credit facility at February 28, 2001, of approximately $511 million and its strong balance sheet provide the Company flexibility to capitalize on significant acquisition opportunities.

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

     Since the Company's incorporation in May 1983, it has been actively engaged in the acquisition of producing oil and gas properties primarily in the Gulf Coast, East Texas and Mid-Continent areas of the United States, and in California since April 1992. In 1995, a series of acquisitions made by the Company established a new core area in the San Jorge Basin in southern Argentina. In late 1996, the Company expanded its South American operations into Bolivia and in 1998 into Ecuador. In 1999, the Company entered into a farm-in agreement for the S-1 Damis exploration block in Yemen and in December 2000, made its initial entrance into Canada with the purchase of 100 percent of Cometra Energy (Canada), Ltd., a privately-held Canadian company. The Company also extended its Argentina operations into western Argentina with its September 2000 acquisition of two concessions from Perez Companc. The Company is constantly identifying and evaluating additional acquisition opportunities which may lead to expansion into new domestic core areas or other countries which the Company believes are politically and economically stable.


     From January 1, 1998, through December 31, 2000, the Company made oil and gas property acquisitions involving total costs of approximately $363.3 million. As a result of these acquisitions, the Company acquired approximately 152.0 MMBOE of proved oil and gas reserves. The following table summarizes the Company's acquisition experience during the periods indicated:

                                                         Proved Reserves When Acquired
                                                         -----------------------------   Cost
                                                                                        Per Boe
                                              Acquisition    Oil       Gas                When
                                                 Costs     (MBbls)    (MMcf)    MBOE    Acquired
                                            -------------  -------    ------    ----    --------
                                           (In thousands)
North America Acquisitions:
   1998....................................  $  70,805     5,452     53,027    14,290   $ 4.95
   1999....................................     31,662    10,343     14,947    12,834     2.47
   2000....................................     53,962     2,854     41,166     9,715     5.55
                                             ---------   -------    -------   -------

      Total North America Acquisitions.....    156,429    18,649    109,140    36,839     4.25
                                             ---------   -------    -------   -------

South America Acquisitions:
   1998....................................     34,218    21,577          -    21,577     1.59
   1999....................................    135,125    67,734     81,072    81,246     1.66
   2000....................................     37,486    11,970      2,278    12,350     3.04
                                             ---------   -------    -------   -------

       Total South America Acquisitions....    206,829   101,281     83,350   115,173     1.80
                                             ---------   -------    -------   -------

Total Acquisitions.........................  $ 363,258   119,930    192,490   152,012   $ 2.39
                                             =========   =======    =======   =======

     The Company estimates that 22.1 MMBOE of proved reserves, as of the various acquisition dates, were acquired in 2000 for an aggregate cost attributable to oil and gas assets of $91.4 million, resulting in an average cost of $4.14 per BOE. The average cost per BOE over the three-year period ended December 31, 2000, is $2.39 and the cost since the Company's inception is $2.97 per BOE.

     The following is a brief discussion of the significant acquisitions in 2000:

     Cuyo Basin Properties (Argentina). In September 2000, the Company purchased an interest in two concessions in the Cuyo Basin (the "Cuyo Properties"), covering approximately 204,000 acres in Mendoza Province of western Argentina. The Company purchased 100 percent of the interest formerly held by Perez Companc for $40.1 million in cash funded through an advance under the Company's unsecured revolving credit facility.

     The Cuyo Properties had current net daily production at the time of the acquisition of 2,000 Bbls of 32 degree gravity, light, sweet crude oil and are similar in production and operating characteristics to the Company's existing operations in the San Jorge Basin of southern Argentina. Exploitation activities aimed at increasing production are targeted to begin in the second quarter of 2001.

     This acquisition marks the Company's entry as an operator into the western basins of Argentina and is consistent with its long-term objective of expanding the Company's presence in Argentina. The Company plans to apply 3-D seismic-driven development drilling and cost reduction strategies that have proven successful for it in the San Jorge Basin in Argentina and the U.S. to the Cuyo Properties. Some of the cost reduction strategies have already been initiated.

     Cometra Energy (Canada), Ltd. (North America). In December 2000, the Company acquired 100 percent of the outstanding common stock of Cometra Energy (Canada), Ltd. ("Cometra") from Electrafina, a part of Groupe Brussels Lambert SA, for approximately $46.2 million (CAD $71.0 million) and the assumption of estimated net liabilities of approximately $7.6 million (CAD $11.6 million) (the "Cometra Acquisition"). The purchase was funded through an advance under the Company's unsecured revolving credit facility.


     The Cometra Acquisition contains properties consisting primarily of 13 producing fields, principally in the provinces of Alberta and British Columbia with additional fields in Saskatchewan, certain processing and pipeline facilities and approximately 126 thousand net undeveloped acres. Additionally, through a wholly-owned subsidiary of Cometra, the Company also has a 36 percent working interest in an exploration concession in Trinidad representing approximately 10,000 net undeveloped acres. The Company operates approximately 50 percent of the wells, which had a total net daily production at the time of the acquisition averaging approximately 12 MMcf and 635 Bbls of light crude oil, or a combined 2,670 BOE. The realized oil price for the production averaged approximately 93 percent of the NYMEX price, while the average price of gas is approximately 67 percent of the NYMEX reference price of gas.

     The Cometra Acquisition marks the Company's initial entry into Canada and Trinidad. It also establishes western Canada as a new core area for the Company, complementing its existing core operating areas in the U.S., Argentina, Bolivia and Ecuador.

     The Company anticipates spending approximately $14.3 million in 2001 for identified exploitation and exploration projects arising from the acquisition, primarily in Canada. In addition, an exploration commitment is also in place to drill three wells in the long established productive region of southern onshore Trinidad through a wholly-owned subsidiary of Cometra.

Divestiture Activities

     During 1999, the Company instituted a divestiture program designed to sell Company properties that were either marginally economical or non-strategic to the Company's areas of operation. As part of this program, the Company sold approximately 227 leases, primarily non-operated, for cash proceeds of approximately $9.5 million resulting in gains of $7.7 million ($4.7 million after tax). The Company estimates the properties sold accounted for proved reserves of approximately 2.6 Bcf of gas and 577 MBbls of oil as of the closing dates for these sales.

     During December 1999, the Company sold its interest in certain oil and gas properties located in northern California's Sacramento Basin to Calpine Corporation for $70.0 million, subject to consents and customary post-closing adjustments. In a separate transaction with an undisclosed buyer, the Company sold certain royalty interests in Los Angeles County, California for $8.2 million. Combined, the Company estimates the properties sold accounted for proved reserves of approximately 32.1 Bcf of gas and 682 MBbls of oil as of the closing dates for these sales. Net daily production from the properties sold totaled approximately 250 Bbls of oil and 14.3 MMcf of gas, or approximately 3.5 percent of the Company's net average daily production rate on a BOE basis for the fourth quarter of 1999. The sale of these properties have not had a material impact on the Company's continuing operations. A portion of the proceeds from these property sales was used to fund the acquisition of certain producing oil and gas properties from Nuevo Energy Company (the "Nuevo Acquisition") and the proceeds in excess of the Nuevo Acquisition costs were used to reduce a portion of the Company's outstanding debt. The sales resulted in $47.3 million in gains ($28.9 million after tax) which were included in the Company's 1999 operating results.

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

     The Company's exploitation staff focuses on maximizing the value of the properties within its reserve base striving to offset normal production declines and to replace the Company's annual production. The results of their efforts are reflected in revisions to reserves. Net revisions to reserves for 2000 totaled 22.2 MMBOE, or 77 percent of the Company's production of 28.8 MMBOE.

     As a result of the return of higher oil and gas prices, the Company spent $25.8 million on workover and recompletion operations during 2000, significantly higher than 1999. A measure of the overall success of the Company's recompletion and workover operations during 2000 (excluding minor equipment repair and replacement) was that improved production or operating efficiencies were achieved from approximately 81 percent of such operations consistent with the average for the last three years of 79 percent.

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

     During 2000, the Company participated in the drilling of 64 gross (57.61 net) development wells, of which 61 gross (54.93 net) were productive. At December 31, 2000, the Company's proved reserves included approximately 145 development or infill drilling locations on its U.S. acreage, 212 locations on its Argentina acreage, 44 locations on its Ecuador acreage, 25 locations on its Canada acreage and 16 locations on its Bolivia acreage. In addition, the Company has an extensive inventory of development and infill drilling locations on its existing properties which are not included in proved reserves. The Company significantly increased its exploitation and development capital expenditures for 2000, spending approximately $18.0 million in the U.S., $33.5 million in South America on development/infill drilling and $1.0 million in Canada. The Company also spent approximately $6.1 million on the acquisition of seismic data and other development activities in 2000. The Company has increased its 2001 capital budget for exploitation and development work to $212 million with spending primarily aimed at U.S. and Argentina reserves.

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

     Exploitation and development activities for 2000 were concentrated mainly in Argentina and the U.S. Gulf Coast and Mid-Continent core areas of the Company. The following is a brief description of significant developments in the Company's recent exploitation and development activities:

     North America. The Company's U.S. exploitation program for 2000 included the drilling of 23 gross (16.61 net) development wells, of which 21 gross (14.93 net), or 91 percent, were successful. Nine of these wells were horizontal wells drilled to the producing Edwards "A" zone on the Company's Luling field in south Texas where it has a 100 percent working interest, with eight of them being successful. These eight wells had a combined initial gross daily production buildup of 1,677 Bbls of oil (1,490 Bbls net). There are 11 additional Luling locations similar to these included in the Company's year-end 2000 reserves.

     The Company's 2000 U.S. exploitation program also included 114 workovers and recompletions, of which 82 gross (76.92 net) were successful for a 72 percent success rate. The Company's Darst Creek field, in the same area as the Luling field, saw the largest amount of activity with 47 projects, generally recompletions to the deeper Edwards "A" zone from shallower zones. These recompletions resulted in a total initial daily production increase of 1,282 Bbls of oil (1,100 Bbls net). There are 221 additional similar projects booked to proved reserves in this field at year-end 2000. In addition, there are seven PUD horizontal locations to be drilled in the Darst Creek field.

     The Company's 2001 exploitation budget includes $105 million targeted towards North American projects. The Company will primarily continue to focus on areas in the U.S. where it has found recent success including the Stagecoach prospect, Galveston Bay, South Pass 24 and in the Luling/Darst Creek/West Ranch areas in south Texas. Also included in the $105 million, is $10 million to be spent on the Company's newly acquired Canadian properties.

     Argentina. The Company continued its highly successful development drilling program in Argentina with the drilling of 40 successful wells in 41 attempts for a 98 percent success rate. With the 1999 acquisition of the El Huemul concession and the 2000 acquisition of the Cuyo Properties, the Company's development drilling locations in Argentina have increased substantially with 212 locations being recorded in its year-end 2000 reserves.

     The Company's drilling program in Argentina relies heavily on interpretation of 3-D seismic to aid in the optimum placement of wells with the acquisition of 314 square miles of 3-D seismic in 2000 and early 2001, covering portions of its Canadon Seco, Canadon Leon, Tres Picos and El Huemul concessions. With this new seismic, the Company now has a total of 567 square miles of 3-D seismic which covers 39 percent of the area of all of its concessions. The Company believes that significant additional drilling potential will continue to be identified through the acquisition of future 3-D seismic surveys. Development and extensional drilling, along with implementation of secondary recovery projects, have been the focus of the Company's historical exploitation efforts on its Argentina properties.

     The Company's 2001 international exploitation budget of $107 million is heavily weighted toward projects in three of its concessions in the San Jorge Basin in Argentina: Canadon Seco, Meseta Espinosa and El Huemul. The Company is currently drilling with two rigs in its San Jorge Basin concessions and plans to add a third rig during 2001. Additionally, six horizontal oil wells in the recently acquired Piedras Colorados concession in the Cuyo Basin are planned.

     The Company also plans to increase its efforts to initiate new waterfloods and optimize existing secondary recovery projects in Argentina during 2001. Only a small portion of the producing areas within the concessions controlled by the Company have been subject to secondary recovery operations. The Company believes that numerous areas currently under primary recovery will respond to waterflooding. Existing and future waterflood projects will be enhanced with the utilization of 3-D seismic as a tool to identify and high- grade specific reservoir targets.

     Bolivia. Exploitation activity in Bolivia during 2001 will be focused on the Company's Naranjillos concession. Planned work includes a recompletion, stimulation of existing Devonian completions and facility modifications to increase the concession's deliverability. During 2000, the Company executed a short-term contract and a long-term contract to supply gas to affiliates of Enron South America ("Enron"). Under the terms of the short-term contract, Enron may purchase up to 14.5 MMcf of gas per day for a minimum period of six months to supply its Cuiaba integrated energy project in Brazil. Sales are anticipated to start during the second half of 2001. Under the terms of the long-term agreement, Enron may purchase up to 15.4 MMcf of gas per day contingent on its development of emerging market opportunities in Brazil and Argentina. The Company believes that it is well positioned to continue to develop markets as gas consumption continues to grow in the Southern Cone.

     Ecuador. As a result of the Ecuadorian government's recent authorization of a second crude oil transportation pipeline (the "OCP"), the Company plans to increase exploitation activity in Ecuador. A 116-square-mile (300 square kilometer) 3-D seismic survey will be acquired on Block 14, Block 17 and Shiripuno concessions during the first half of 2001. A 10,100 foot development well in Block 14 targeting Cretaceous "M-1" Tena and the Napo "U" formations is planned during the first quarter of 2001. The Company anticipates an increase in its pipeline allowable (currently 6,439 gross (4,050 net) Bbls of oil per day) to accommodate production from this well. Additional infill drilling will be based on interpretation of the 3-D seismic and will be commensurate with the completion of the OCP pipeline currently estimated for the first half of 2003.

Exploration

     The Company's exploration program is designed to contribute significantly to its growth. Management divides the strategic objectives of its exploration program into two parts. First, in the U.S., Canada and Argentina, the Company's exploration focus is in its core areas where its geological and engineering expertise and experience are greatest. State-of-the-art technology, including 3-D seismic, is employed to identify prospects. Exploration in the U.S., Canada and Argentina is designed to generate reserve growth in the Company's core areas in combination with its exploitation activities. The Company's longer-term plans are to increase the magnitude of this program with a goal of achieving yearly production replacement through core area exploration. Such exploration is characterized by numerous individual projects with medium to low risk. Secondly, international exploration targets significant long-term reserve growth and value creation. International exploration projects in Yemen and Ecuador are characterized by higher potential and higher risk. The Company spent approximately $81.8 million on exploration activities during 2000 (including $25.3 million on activities which are unevaluated as of December 31, 2000), spending approximately $29.5 million in Ecuador and Bolivia, $20.1 million in Yemen, $26.0 million in the United States and $6.2 million in Canada and Trinidad, adding 6.2 MMBOE to its proved reserves. A significant portion of the Company's Yemen exploration dollars were classified as unevaluated costs at year-end 2000. The Company's 2001 exploration budget has been set at $73 million, focusing on North America drilling, principally in the U.S., and 3-D seismic acquisition in Yemen.

     In conjunction with its focus on exploitation, the Company has increased its attention on growing reserves through exploration efforts as well, and while the year 2000 saw mixed results from the Company's exploration efforts, there were some positive outcomes. The following is a summary of the major exploration activities in 2000:

     North America. The Company's Stagecoach prospect in western Oklahoma and its Galveston Bay and South Pass 24 areas in shallow state waters in Texas and Louisiana were the areas of focus for U.S. exploration activities in 2000. Each of these drilling programs found great success. The Company drilled nine exploratory gas wells in the Stagecoach prospect during 2000 with seven of them being successful. The Company also drilled five successful development wells in this area as offsets to previously successful exploratory wells. These 12 successful wells have total net daily production of 14,544 Mcf of gas and 213 Bbls of oil. The Company has budgeted approximately $11 million for the drilling of 19 additional exploratory wells and an additional $23 million for the drilling of 21 development wells in this area during 2001.

     The Company's Galveston Bay drilling program, begun in 1997, continued to be successful in 2000 with the Company having success in five out of the six wells drilled during 2000. These gas wells in shallow state waters of Texas produce out of the Vicksburg formation from Text II sands and have a combined net daily production of 5.7 MMcf of gas and 870 Bbls of oil. The Company will continue this drilling program in 2001 with $8 million budgeted for the drilling of six wells.

     The Company's South Pass 24 field located in state waters of Louisiana also produced successful gas wells in 2000, the most notable being the Tambour A-1 which has gross daily production rates of 8.6 MMcf (2.8 MMcf net) of gas and 100 Bbls (32 Bbls net) of condensate. This well, as well as the Tambour A-2, has significant behind pipe reserves. The Tambour A-2, which had an initial gross daily production rate of 5.9 MMcf (2.9 MMcf net) of gas, is currently being recompleted uphole. Two other wells were drilled by the Company in this area in 2000. Total South Pass 24 initial net daily production build-up from the four drill wells and three workovers performed in 2000 was 12.4 MMcf of gas and 180 Bbls of oil. The Company has budgeted in 2001 to continue its drilling program in South Pass 24 as well as to drill a 17,000 foot exploratory well at its Little Lake/Little Temple area of southern Louisiana.

     Most recently, the Company found success in its Mills Ranch prospect in the Texas panhandle with the completion of the Mills Ranch 1-97 which is currently producing out of the Hunton formation at gross daily rates of 8.0 MMcf (1.9 MMcf net) of gas and 100 Bbls (23 Bbls net) of condensate. The Company has an offset to this well scheduled for drilling in the first half of 2001.

     Bolivia. From an exploration standpoint, the Company's deep test of the Huamampampa formation and its two deep tests of the Santa Rosa formation in Bolivia also were unsuccessful. The Company did find reserves in the shallower, previously-developed Iquiri formation in two of these wells and will produce these wells from this formation when the demand for gas in Bolivia increases.

     Yemen. The Company's Yemen exploration efforts consisted of three exploratory wells still in the evaluation phase and one dry hole. The An Naeem #1 found a significant gas accumulation and initially tested at a combined rate of 40 MMcf per day and 1,020 Bbls of condensate per day from two Alif zones. The An Naeem #2 was drilled down-dip from the An Naeem #1 in search of an oil rim thought to reside below the gas accumulation found in the initial well. This well also encountered gas reserves, testing at a daily rate of 27.7 MMcf of gas and 880 Bbls of condensate. The Company is currently evaluating the information obtained from these two wells to determine if an oil rim yet exists still further down-dip from the An Naeem #2. If it is so determined, the Company will drill the An Naeem #3 in a further attempt to locate the oil rim.

     While the Company's Fordus well in Yemen was unsuccessful, its Harmel well found what the Company believes is a significant, previously undiscovered pool of oil which is a heavier gravity than that currently produced from this region. The Company is currently performing tests on the oil to determine if it can be commercially produced. The Company expects these tests to last into the third quarter of 2001. If the tests prove the oil to be of commercial quality, the Company will drill a second Harmel well before year end.

     To aid in the evaluation of further prospects on its Yemen exploration acreage, the Company has budgeted to spend $4 million in 2001 to acquire additional 3-D seismic to fully evaluate several attractive exploration opportunities in the Alif formation that have been identified through the evaluation of existing 2-D seismic. These potential exploration targets are on trend with the neighboring Al Nasr and Dhahab fields that are currently producing oil at a combined daily rate in excess of 50,000 Bbls.

     Ecuador. The Company's Rio Cotapino #1 exploration well in the Block 19 concession in Ecuador was unsuccessful. The well, drilled to a total depth of 7,060 feet, was non-productive in the Hollin and not commercially productive in the Napo "T" sand. The Company has completed all the drilling obligations associated with Block 19 and is in the process of relinquishing of the concession.

     Canada. The Company's Canadian acreage acquired as part of the Cometra Acquisition in December 2000 has already produced two exploration successes for the Company. The Malmo 13-26 logged hydrocarbon pay in a Devonian reef play. Completion operations are currently underway with plans for an offset to be drilled in the second quarter of 2001. In the Milo Lake area of British Columbia, the Company has successfully discovered a new Devonian Keg River pinnacle reef field in its Milo West prospect, located approximately three miles to the west of its existing Milo Pine Point "A" pool. Based on the evidence of similar geology, the Company expects production characteristics of the Milo West discovery to be comparable to that of the Milo Pine Point "A" pool. The Pine Point "A", also a Keg River pool, discovered in 1998, is estimated to contain over 150 Bcf of gross original gas in place and currently produces at a net daily rate of 3.0 MMcf to the Company's interest (10.0 MMcf gross). Initial production from the newly discovered well at Milo West is anticipated by mid 2001. Additionally, three development wells are scheduled to be drilled in the Pine Point "A" pool during the first quarter of 2001. The Company has budgeted to spend $14 million on exploratory drilling and development activities in Canada during 2001.

     Trinidad. In conjunction with the Cometra Acquisition, the Company acquired Cometra's wholly-owned subsidiary, Cometra Trinidad, Limited, which has a 36 percent working interest in approximately 28,400 gross undeveloped acreage in Trinidad. The Company is the operator of this acreage and is obligated to drill three exploratory wells on this acreage and plans to drill two of these wells, the Carapel Ridge No.1 and the Corosan No.1, in the second quarter of 2001 as Herrera sand tests.

Oil and Gas Properties

     At December 31, 2000, the Company owned and operated domestic producing properties in 11 states, with its U.S. proved reserves located primarily in four core areas: the Gulf Coast, East Texas, Mid-Continent and West Coast areas. In addition, the Company established new core areas in Argentina during 1995, Bolivia during 1996, Ecuador in 1998 and Canada in 2000. As of December 31, 2000, the Company operated approximately 4,387 productive wells and also owned non-operating interests in 686 productive wells. The Company continuously evaluates the profitability of its oil, gas and related activities and has a policy of divesting itself of unprofitable leases or areas of operations that are not consistent with its operating philosophy. See "Divestiture Activities."

     The following table sets forth estimates of the proved oil and gas reserves of the Company at December 31, 2000, as estimated by the independent petroleum consultants of Netherland, Sewell & Associates, Inc. ("Netherland, Sewell") for the United States, Argentina and Ecuador, as estimated by the independent petroleum consultants of DeGolyer and MacNaughton for Bolivia and as estimated by the Company for Canada:

                                     Oil (MBbls)                       Gas (MMcf)
                           ------------------------------    -------------------------------      MBOE
                           Developed   Undeveloped  Total    Developed  Undeveloped    Total      Total
                           ---------   -----------  -----    ---------  -----------    -----      -----
West Coast..............    52,456       4,878      57,334    117,320      5,219      122,539     77,757
Gulf Coast..............    26,934       5,234      32,168     77,898     16,159       94,057     47,844
East Texas..............     8,076         641       8,717     80,000     13,332       93,332     24,272
Mid-Continent...........     3,308         809       4,117     58,235     30,509       88,744     18,908
                          --------     -------     -------    -------    -------    ---------    -------

   Total U.S............    90,774      11,562     102,336    333,453     65,219      398,672    168,782
                          --------     -------     -------    -------    -------    ---------    -------

Argentina...............    94,191      63,345     157,536     41,822     79,377      121,199    177,736
Bolivia.................     5,668       1,157       6,825    385,623     78,236      463,859     84,135
Ecuador.................     3,915      45,560      49,475          -          -            -     49,475
Canada..................     1,558         830       2,388     33,405      6,073       39,478      8,967
                          --------     -------     -------    -------    -------    ---------    -------

   Total Company........   196,106     122,454     318,560    794,303    228,905    1,023,208    489,095
                          ========     =======     =======    =======    =======    =========    =======

_________________

     Estimates of the Company's 2000 proved reserves set forth above have not been filed with, or included in reports to, any Federal authority or agency, other than the Securities and Exchange Commission.

     The Company's non-producing proved reserves are largely behind-pipe in fields which it operates. Undeveloped proved reserves are predominantly development drilling locations and secondary recovery projects.

     The following is a brief discussion of the Company's oil and gas operations in its core areas:

     West Coast Area. The West Coast area includes oil and gas properties located primarily in Kern, Ventura and Santa Barbara Counties and the Sacramento Basin of California. The Stevens, Forbes, Grubb and Sisquoc formations are the dominant producing reservoirs on the Company's acreage in California with well depths ranging from 800 feet to 14,300 feet. As of December 31, 2000, the area comprised 16 percent of the Company's total proved reserves and 46 percent of the Company's U.S. proved reserves. The Company currently operates 1,384 productive wells and owns an interest in 166 productive wells operated by others. During 2000, net daily production for this area averaged approximately 16,200 BOE, or 40 percent of total net daily U.S. production. Numerous workovers and recompletion opportunities exist in the San Miguelito, Buena Vista and Rincon fields. Additional infill drilling locations are available in the San Miguelito and Buena Vista fields. The San Miguelito field also has waterflood potential that may add significant reserves.

     Gulf Coast Area. The Gulf Coast area includes properties located in southern Texas, the southern half of Louisiana, Alabama, Mississippi and wells located in shallow state and federal waters. Production in this area is predominantly from structural accumulations in reservoirs of Miocene age. The depths of the producing reservoirs range from 1,200 feet to 14,500 feet. At December 31, 2000, the Gulf Coast area comprised approximately ten percent of the Company's total proved reserves and 28 percent of its U.S. proved reserves. The Company currently operates 818 productive wells in this area and owns an additional interest in 121 productive wells operated by others. During 2000, net daily production from this area averaged approximately 15,800 BOE, or 38 percent of total net daily U.S. production. A significant inventory of workovers and recompletions exist in eight major Gulf Coast fields from Alabama to south Texas. Development drilling potential is also available in six fields in Texas and Louisiana.

     East Texas Area. The East Texas area includes properties located in the northeastern portion of Texas and the northern half of Louisiana. The Cotton Valley, Smackover, Travis Peak and Wilcox formations are the dominant producing reservoirs on the Company's acreage in this area from wells ranging in depth from 1,300 feet to 14,800 feet. The East Texas area comprised approximately five percent of the Company's December 31, 2000, total proved reserves and 15 percent of its U.S. proved reserves. The Company currently operates 546 productive wells in this area and owns an interest in an additional 106 productive wells operated by others. During 2000, net daily production for this area averaged approximately 5,500 BOE, or13 percent of total net daily U.S. production. Significant infill drilling potential exists on the Company's acreage in the South Gilmer, Southern Pine, Rosewood, Bethany Longstreet and Bear Grass fields.

     Mid-Continent Area. The Mid-Continent area extends from the Arkoma Basin of eastern Oklahoma to the Texas panhandle and north to include Kansas. The Red Fork, Morrow, Skinner and Hoxbar formations are the dominant producing reservoirs on the Company's acreage in this area with well depths ranging from 1,560 feet to 17,260 feet. This area comprised four percent of the Company's December 31, 2000, total proved reserves and 11 percent of its U.S. proved reserves. The Company currently operates 258 productive wells in this area and owns an interest in an additional 193 productive wells operated by others. During 2000, net daily production for this area averaged approximately 3,600 BOE, or nine percent of total net daily U.S. production. Significant development drilling and recompletion opportunities exist in the Marlow/Velma field, plus additional projects to improve the ultimate reserve recovery exist in the Shawnee Townsite waterflood.

     Argentina. The Argentina properties consist primarily of 15 mature producing concessions, 14 of which are operated by the Company, located on the south flank of the San Jorge Basin and two concessions, both operated by the Company, located in the Cuyo Basin in western Argentina. These concessions comprised approximately 36 percent of the Company's December 31, 2000, total proved reserves. During 2000, net daily production averaged approximately 25,770 Bbls of oil and 23,850 Mcf of gas. The Company currently operates 1,279 productive wells (100 percent working interest) with net daily production of 26,060 Bbls of oil and 23,800 Mcf of gas. In addition, the Company owns an interest in 22 productive wells operated by others. At December 31, 2000, the Company's proved reserves included approximately 212 development drilling locations on its Argentina acreage. In addition, the Company has an extensive inventory of workovers and development or infill drilling locations on its Argentina properties which are not included in proved reserves.

     Bolivia. The Bolivia properties consist of four producing concessions and one exploration concession located in the Chaco Basin of Bolivia. The Company has 100 percent working interests in the Chaco exploration concession and the Naranjillos, Chaco Sur and Porvenir producing concessions. In the other producing concession, Nupuco, the Company has a 50 percent working interest. The Company operates all four producing concessions. These concessions comprise approximately 17 percent of the Company's December 31, 2000, total proved reserves and include 16 gross (15 net) productive wells, all of which are operated by the Company. Current net daily production is restricted by current Brazil demand to approximately 18,900 Mcf of gas and 210 Bbls of condensate. The Company is working to develop additional gas markets, both inside and outside of Bolivia, to increase the level of production from its concessions.

     Ecuador. The Ecuador properties consist of two producing concessions and two exploration concessions. The Company has a 70 percent working interest in the producing Block 17 concession and a 75 percent working interest in the producing Block 14 concession. The Company also has a 100 percent interest in the Shiripuno and Block 19 exploration concessions. The Company is in the process of relinquishing its interest in Block 19. The Company currently operates 8 gross (6 net) productive wells with current gross daily production of approximately 6,350 Bbls of oil (4,075 Bbls net). These concessions comprised ten percent of the Company's December 31, 2000, total proved reserves. During the fourth quarter of 1999, the production facilities were upgraded to increase the oil storage capacity from 3,500 Bbls of oil per day to approximately 10,000 Bbls of oil per day, commensurate with the Block 14 and Block 17 development plans approved during December 1998, by the Ecuadorian government. During 1999 and 2000, one well was recompleted and high-capacity artificial lift equipment was installed on two of the producing wells to increase the combined productive capacity of the Block 14 and Block 17 concessions from 3,500 Bbls of oil per day to 6,700 Bbls of oil per day. As a result of an increase in the oil transportation allowable during 2000, these concessions are currently producing approximately 6,350 Bbls of oil per day. Additional infill drilling will be based on interpretation of the 3-D seismic and will be commensurate with the completion of the OCP pipeline currently estimated for the first half of 2003.

     Canada. The Canada properties consist of 13 producing fields, principally in the provinces of Alberta and British Columbia, with additional fields in Saskatchewan and certain processing and pipeline facilities. These fields comprise approximately two percent of the Company's December 31, 2000, total proved reserves and include 156 gross (78 net) productive wells, approximately 50 percent of which are operated by the Company. Current net daily production is approximately 10 MMcf of gas and 615 Bbls of light crude oil. The Company will perform both exploitation and development activities as well as exploration activities on these properties during 2001.

Marketing

     The Company's U.S. and Canada gas production and gathered gas are generally sold on the spot market or under market-sensitive, long-term agreements with a variety of purchasers, including intrastate and interstate pipelines, their marketing affiliates, independent marketing companies and other purchasers who have the ability to move the gas under firm transportation agreements. Because none of the Company's U.S. gas is committed to long-term fixed-price contracts, the Company is positioned to take advantage of the current strong gas price environment, but it is also subject to any future gas price declines. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. These indexes have risen in connection with the current higher oil prices. The Company's Argentina average gas price is determined primarily by the realized oil price from the El Huemul concession.

     The Company's U.S. gas marketing activities are handled by Vintage Gas, Inc., its wholly-owned gas marketing affiliate. This marketing affiliate earns fees through the marketing of Company-produced gas as well as purchases of gas on the spot market from third parties. Generally, the marketing affiliate purchases this gas on a month-to-month basis at a percentage of resale prices.

     During 2000, the Company executed a short-term contract and a long-term contract to supply a portion of its Bolivia gas to affiliates of Enron South America ("Enron"). Under the terms of the short-term contract, Enron may purchase up to 14.5 MMcf of gas per day for a minimum period of six months to supply it Cuiaba integrated energy project in Brazil. Sales are anticipated to start during the second half of 2001. Under the terms of the long-term agreement, Enron may purchase up to 15.4 MMcf of gas per day contingent on its development of emerging market opportunities in Brazil and Argentina. The Company believes that it is well positioned to continue to develop markets as gas consumption continues to grow in the Southern Cone.

     Generally, the Company's U.S. oil production is sold under short-term contracts at posted prices plus a premium in some cases. The Company's Argentina oil production is currently sold at port to Esso S.A.P.A., ENAP and Shell C.A.P.S.A. at West Texas Intermediate spot prices as quoted on the Platt's Crude Oil Marketwire (approximately equal to the NYMEX reference price) less a specified differential. The Company's Ecuador Block 14 and Block 17 oil production is sold to various third-party purchasers at West Texas Intermediate spot prices less a specified differential. The Company's Canadian oil production is sold under short-term contracts at posted prices. During 2000, approximately 17 percent and 12 percent of the Company's total operating revenues related to oil sales to ENAP (the Chilean government-owned oil company) and Esso S.A.P.A. (the Argentina affiliate of Exxon-Mobil), respectively.

     The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. In 2000, the Company entered into various oil hedges (swap agreements) covering approximately 3.5 MMBbls at a weighted average price of $30.76 per Bbl (NYMEX reference price) for the calendar year 2001. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

The following table reflects the Bbls hedged and the corresponding weighted average NYMEX reference prices by quarter:

                                                         NYMEX
                                                    Reference Price
               Quarter Ending           Bbls            Per Bbl
               --------------      --------------   ---------------
                                   (In Thousands)

               March 31, 2001           2,160           $ 31.48
               June 30, 2001              455             30.66
               September 30, 2001         460             29.61
               December 31, 2001          460             28.58


Gathering Systems and Plant

     The Company owns 100 percent interests in two oil and gas gathering systems located in Pottawatomie County, Oklahoma and Harris and Chambers Counties, Texas. In addition, the Company owns 100 percent interests in 18 gas gathering systems located in active producing areas of California, Kansas, Texas and Oklahoma. All of these gathering systems are operated by the Company. Together, these systems comprise approximately 263 miles of varying diameter pipe with a combined capacity in excess of 190 MMcf of gas per day. At December 31, 2000, there were 83 wells (70 wells (84 percent) which are operated by the Company) connected to these systems. Generally, the gathering systems buy gas at the wellhead on the basis of a percentage of the resale price under contracts containing terms of one to 10 years.

     As part of the Nuevo Acquisition in 1999, the Company obtained ownership and operatorship of the Santa Clara Valley Gas Plant located in Ventura County, California. The plant is a 1980-vintage Randall skid-mounted cryogenic expander plant designed for 17,000 Mcf per day of inlet gas and is complete with inlet gas compression, mole sieve dehydration facilities, propane refrigeration, NGL product storage and truck loading. There are two inlet gas systems feeding the compressor units, one is a 30 pound system and the other is an 80 pound system. Sales line pressure is at 220 pounds and that pressure is obtained from the process with a turbo-expander compressor.

     The plant is currently processing about 8,000 Mcf of gas per day and producing about 24,000 gallons per day of products (butane/propane). The products are trucked from the plant for sale and the approximate split is 30 percent gasoline and 70 percent butane/propane mix. Gas is purchased from various third parties, as well as the Company, primarily under wet gas purchase agreements.

Reserves

     At December 31, 2000, the Company had proved reserves of 489.1 MMBOE, comprised of 318.6 MMBbls of oil and 1.0 Tcf of gas as estimated by the independent petroleum consultants of Netherland, Sewell for the United States, Argentina and Ecuador, as estimated by the independent petroleum consultants of DeGolyer and MacNaughton for Bolivia and as estimated by the Company for Canada. For additional information on the Company's oil and gas reserves, see "Oil and Gas Properties." The following table sets forth, at December 31, 2000, the present value of future net revenues (revenues less production and development costs) before income taxes attributable to the Company's proved reserves at such date (in thousands):

     Proved Reserves:
       Future net revenues........................................  $ 7,641,200
       Present value of future net revenues before income taxes,
         discounted at 10 percent.................................    4,338,616
       Standardized measure of discounted future net cash flows...    2,951,121

     Proved Developed Reserves:
       Future net revenues........................................  $ 5,852,746
       Present value of future net revenues before income taxes,
         discounted at 10 percent.................................    3,301,825

     In computing this data, assumptions and estimates have been utilized, and the Company cautions against viewing this information as a forecast of future economic conditions. The historical future net revenues are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on December 31, 2000, economic conditions. The estimated future production is priced at prices prevailing at December 31, 2000. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves and abandonment costs, based on December 31, 2000, cost levels, but such costs do not include debt service, general and administrative expenses and income taxes. For additional information concerning the historical discounted future net revenues to be derived from these reserves and the disclosure of the Standardized Measure information in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," see Note 10 "Supplementary Financial Information for Oil and Gas Producing Activities" to the Company's consolidated financial statements included elsewhere in this Form 10-K.

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

     For further information on reserves, costs relating to oil and gas activities and results of operations from producing activities, see Note 10 "Supplementary Financial Information for Oil and Gas Producing Activities" to the Company's consolidated financial statements included elsewhere in this Form 10-K.

Productive Wells; Developed Acreage

     The following table sets forth the Company's productive wells and developed acreage assignable to such wells at December 31, 2000:

                                                                                Productive Wells
                                                             ------------------------------------------------------
                                   Developed Acreage               Oil                Gas                Total
                                   ------------------        --------------      -------------      ---------------
                                   Gross          Net        Gross      Net      Gross     Net      Gross       Net
                                   -----          ---        -----      ---      -----     ---      -----       ---
U.S..........................     638,202       419,625      2,705     2,375      887      452      3,592      2,827
Argentina....................     529,072       365,097      1,301     1,285        -        -      1,301      1,285
Bolivia......................      99,458        88,339          -         -       16       15         16         15
Ecuador......................      33,623        24,889          8         6        -        -          8          6
Canada.......................     103,875        40,668         57        27       99       51        156         78
                                ---------       -------      -----     -----    -----      ---      -----      -----
  Total......................   1,404,230       938,618      4,071     3,693    1,002      518      5,073      4,211
                                =========       =======      =====     =====    =====      ===      =====      =====


     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Wells which are completed in more than one producing horizon are counted as one well.

Undeveloped Acreage

     At December 31, 2000, the Company held the following undeveloped acres located in the United States, Argentina, Bolivia, Ecuador, Canada, Yemen and Trinidad. With respect to such United States acreage held under leases, 208,800 gross (69,692 net) acres are held under leases with primary terms that expire at varying dates through December 31, 2004, unless commercial production is commenced. The Company has the option to relinquish portions of the undeveloped acreage in Argentina at various dates through 2007 or pay increased mining royalties. The Bolivia and Yemen acreages are held under concessions with primary terms that expire at varying dates in 2001. Of the Ecuador acreage, 494,200 acres (gross and net) relate to Block 19 which the Company is in the process of relinquishing to the government. The remainder of the Ecuador concessions have primary terms that expire at various dates in 2002 and 2006 unless there is a commercial discovery. The Canada acreage is held under leases with primary terms that expire at varying dates through 2009, unless commercial production is commenced.

                                                                                          Gross              Net
                                             State/Country                                Acres             Acres
                     ----------------------------------------------------------         --------           -------
                     California................................................           8,615             7,934
                     Colorado..................................................           1,248               468
                     Kansas....................................................             320               179
                     Louisiana.................................................           2,327             1,688
                     North Dakota..............................................          38,455            23,717
                     Oklahoma..................................................          52,579            24,548
                     Texas.....................................................         109,595            15,658
                     Wyoming...................................................          10,239             3,618
                                                                                      ---------         ---------

                        Total U.S..............................................         223,378            77,810

                     Argentina.................................................         832,965           832,965
                     Bolivia...................................................         485,552           485,552
                     Ecuador...................................................       1,276,254         1,073,693
                     Canada....................................................         397,136           125,913
                     Yemen.....................................................       1,108,019           831,014
                     Trinidad..................................................          28,426            10,233
                                                                                      ---------         ---------

                        Total Company..........................................       4,351,730         3,437,180
                                                                                      =========         =========

Production; Unit Prices; Costs

     The following table sets forth information with respect to production and average unit prices and costs for the periods indicated:


                                                 Years Ended December 31,
                                       ---------------------------------------

Production:                               2000          1999           1998
                                       ---------     ----------     ----------
   Oil (MBbls) -
       U.S............................   9,044          8,643          9,912
       Argentina......................   9,406          7,560          6,322
       Ecuador........................   1,261            597             78
       Bolivia........................     131             77            122
       Canada.........................      19              -              -
          Total.......................  19,861         16,877         16,434

   Gas (MMcf) -
       U.S............................  35,764         39,150         42,176
       Argentina......................   8,705          4,682              -
       Bolivia........................   8,948          4,522          5,062
       Canada.........................     312              -              -
          Total.......................  53,729         48,354         47,238

   Total MBOE.........................  28,816         24,936         24,307

Average Sales Prices:
   Oil (per Bbl) -
       U.S............................ $ 22.85(a)     $ 15.92(b)     $ 11.20
       Argentina (c)..................   28.25          18.00          10.86
       Ecuador (c)....................   24.27          17.28           7.34
       Bolivia (c)....................   29.62          19.05          12.56
       Canada.........................   26.05              -              -
          Total (c)...................   25.55(a)       16.92(b)       11.06

   Gas (per Mcf) -
       U.S............................ $  3.91        $  2.06        $  1.97
       Argentina......................    1.79           1.34              -
       Bolivia (c)....................    1.75            .96           1.04
       Canada.........................    5.73              -              -
          Total (c)...................    3.22           1.89           1.87

Production Costs (per BOE):
   U.S................................ $  6.42        $  5.31        $  5.57
   Argentina (c)......................    4.87           4.30           4.67
   Bolivia (c)........................    2.33           3.64           2.98
   Ecuador (c)........................    4.85           3.82           4.57
   Canada.............................    7.09              -              -
       Total (c)......................    5.54           4.88           5.23


____________________

     The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include production taxes, transportation and storage costs, maintenance and repairs, labor and utilities.

     (a) Reflects the impact of oil hedges which reduced the Company's 2000 U.S. and total average oil prices per Bbl by $4.10 and $1.86, respectively.
     (b) Reflects the impact of oil hedges which reduced the Company's 1999 U.S. and total average oil prices per Bbl by 11 cents and six cents, respectively.
     (c) The 1999 and 1998 amounts have been restated to reflect the reclass of transportation and storage costs to lease operating costs.

Drilling Activity

     During the periods indicated, the Company drilled or participated in the drilling of the following exploratory and development wells:

                                         YEARS ENDED DECEMBER 31,
                               ----------------------------------------------
                                      2000           1999           1998
                               --------------    -----------    -------------
                                 Gross   Net     Gross   Net    Gross   Net
                               -------  -----    ----- -----    -----  ------
Development:
   United States -
     Productive..............    21     14.93      6    1.94     34     24.94
     Non-Productive..........     2      1.68      -       -      4      1.78


   Argentina -                   40     40.00     10   10.00     54     54.00
     Productive..............     1      1.00      1    1.00      2      2.00
     Non-Productive..........

   Bolivia -                      -         -      1    1.00      -         -
     Productive..............     -         -      -       -      -         -
     Non-Productive..........  ----     -----    ---   -----    ---    ------
                                 64     57.61     18   13.94     94     82.72
       Total.................  ====     =====    ===   =====    ===    ======

Exploratory:
   United States -
     Productive..............    14      6.17      1    0.47     22     15.17
     Non-Productive..........     4      2.02     11    5.56     13      3.78

   Argentina -
     Productive..............     -         -      -       -      2      2.00
     Non-Productive..........     -         -      -       -      -         -

   Bolivia
     Productive..............     -         -      7    7.00      1      1.00
     Non-Productive..........     3      3.00      -       -      -         -

    Ecuador -
     Productive..............     -         -      -       -      -         -
     Non-Productive..........     1      1.00      -       -      -         -

   Canada -
     Productive..............     -         -      -       -      -         -
     Non-Productive..........     1      0.45      -       -      -         -

   Yemen -
     Productive..............     -         -      -       -      -         -
     Non-Productive..........     1      0.75      -       -      -         -
                               ----     -----    ---   -----    ---    ------
                                 24     13.39     19   13.03     38     21.95
                               ====     =====    ===   =====    ===    ======

Total:
   Productive..............      75     61.10     25   20.41    113     97.11
   Non-Productive..........      13      9.90     12    6.56     19      7.56
                               ----     -----   ----   -----   ----    ------
     Total.................      88     71.00     37   26.97    132    104.67
                               ====     =====   ====   =====   ====    ======

_________________
     The above well information excludes wells in which the Company has only a royalty interest.

     At December 31, 2000, the Company was a participant in the drilling, completion or evaluation of 22 gross (19.45 net) wells. All of the Company's drilling activities are conducted with independent contractors. The Company owns no drilling equipment.

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

     Exploration for and production of oil and gas are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment, including drilling rigs and tools. The Company is dependent upon independent drilling contractors to furnish rigs, equipment and tools to drill the wells it operates. The Company has not experienced and does not anticipate difficulty in obtaining supplies, materials, equipment or tools. Higher prices for oil and gas production, however, may cause competition for these items as well as drilling and workover rigs in particular to increase, and may result in increased costs of operations and impact the timing of planned projects.

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

     Commencing in 1985, the FERC through Order Nos. 436, 500, 636 and 637 promulgated changes that significantly affect the transportation and marketing of gas. These changes have been intended to foster competition in the gas industry by, among other things, inducing or mandating that interstate pipeline companies provide nondiscriminatory transportation services to producers, distributors, buyers and sellers of gas and other shippers (so-called "open access" requirements). The FERC has also sought to expedite the certification process for new services, facilities, and operations of those pipeline companies providing "open access" services.

     In 1992, the FERC issued Order 636. Among other things, Order 636 required each interstate pipeline company to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales services) and to adopt a new rate making methodology to determine appropriate rates for those services. Each pipeline company had to develop the specific terms of service in individual proceedings. Some of the individual pipeline company restructurings are still the subject of appeals and resulting remand proceedings concerning certain issues. Although the regulations do not directly regulate gas producers such as the Company, the availability of non-discriminatory transportation services and the ability of pipeline customers to modify or terminate their existing purchase obligations under these regulations have greatly enhanced the ability of producers to market their gas directly to end users and local distribution companies. In this regard, access to markets through interstate gas pipelines is critical to the marketing activities of the Company.

     In 2000, the FERC issued Order 637 in order to make short-term capacity release more viable and to foster the market becoming more competitive and transparent and prices more efficient. Among other things, Order 637 removes the price cap on short-term capacity releases, allows peak/offpeak rates for short-term services to better reflect seasonal market demands and permits pipelines to propose term-differentiated rates to better reflect the underlying contracting risks of both pipelines and shippers.

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

     With respect to oil pipeline rates subject to the FERC's jurisdiction, in October 1993 the FERC issued Order 561 to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992. Order 561 established an indexing system, effective January 1, 1995, under which most oil pipelines will be able to readily change their rates to track changes in the Producer Price Index for Finished Goods (PPI-FG), minus one percent. This index established ceiling levels for rates. Order 561 also permits cost-of-service proceedings to establish just and reasonable rates. The order does not alter the right of a pipeline to seek FERC authorization to charge market-based rates. However, until the FERC makes the finding that the pipeline does not exercise significant market power, the pipeline's rates cannot exceed the applicable index ceiling level or a level justified by the pipeline's cost of service.

     The Company's operations in Argentina, Bolivia, Ecuador, Canada and Yemen are subject to various laws and regulations in those countries. These laws and regulations as currently imposed are not anticipated to have a material adverse effect upon the Company's operations. The Company's Bolivian projects are dependent, in part, on the continued market development of the Bolivia-to-Brazil gas pipeline.

Employees

     The Company employs approximately 239 full-time people in its Tulsa office whose functions are associated with management, engineering, geology, land and legal, accounting, financial planning, and administration. In addition, approximately 188 full-time employees are responsible for the supervision and operation of its U.S. field activities. The Company also has approximately 271 employees for the management and operation of its properties in Argentina, Bolivia, Ecuador, Canada and Yemen. The Company believes its relations with its employees are excellent.

Item 3.  Legal Proceedings.

     The Company is a named defendant in lawsuits and is a party in governmental proceedings from time to time arising in the ordinary course of business. While the outcome of such lawsuits or proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security-Holders.

     There were no matters submitted to the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

Item 4A.  Executive Officers of the Registrant.

     The following table sets forth as of the date hereof certain information regarding the executive officers of the Company. Officers are elected annually by the Board of Directors and serve at its discretion.

            NAME                      AGE                           POSITION
----------------------------------   -----       --------------------------------------------------------------

Charles C. Stephenson, Jr.........     64        Director and Chairman of the Board of Directors
S. Craig George...................     48        Director, President and Chief Executive Officer
William L. Abernathy..............     49        Director, Executive Vice President and Chief Operating Officer
William C. Barnes.................     46        Director, Executive Vice President, Chief Financial Officer,
                                                 Secretary and Treasurer
William E. Dozier.................     48        Senior Vice President - Operations
Robert W. Cox.....................     55        Vice President - General Counsel
Andy R. Lowe......................     49        Vice President - Marketing
Michael F. Meimerstorf............     44        Vice President and Controller
Robert E. Phaneuf.................     54        Vice President - Corporate Development
Larry W. Sheppard.................     46        Vice President - International
Martin L. Thalken.................     40        Vice President - Acquisitions

     Mr. Stephenson, a co-founder of the Company, has been a Director since June 1983 and Chairman of the Board of Directors of the Company since April 1987. He was also Chief Executive Officer of the Company from April 1987 to March 1994 and President of the Company from June 1983 to May 1990. From October 1974 to March 1983, he was President of Santa Fe-Andover Oil Company (formerly Andover Oil Company), an independent oil and gas company ("Andover"), and from January 1973 to October 1974, he was Vice President of Andover. Mr. Stephenson has a B.S. Degree in Petroleum Engineering from the University of Oklahoma, and has approximately 41 years of oil and gas experience.

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

     Mr. Barnes, a certified public accountant, has been a Director, Treasurer and Secretary of the Company since April 1987, an Executive Vice President of the Company since March 1994 and Chief Financial Officer of the Company since May 1990. He was also a Senior Vice President of the Company from May 1990 to March 1994 and Vice President--Finance of the Company from January 1984 to May 1990. From November 1982 to December 1983, Mr. Barnes was an audit manager for Arthur Andersen & Co., an independent public accounting firm, where he dealt primarily with clients in the oil and gas industry. He was Assistant Controller --Finance of Andover from December 1980 to November 1982. From June 1976 to December 1980, he was an auditor with Arthur Andersen & Co., where he dealt primarily with clients in the oil and gas industry. Mr. Barnes has a B.S. Degree in Business Administration from Oklahoma State University.

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

     Mr. Lowe has been Vice President--Marketing of the Company since December 1997. He was General Manager--Marketing of the Company from July 1992 to December 1997. From September 1983 to November 1990, he was employed by Maxus Energy Corporation, formerly Diamond Shamrock Exploration Company, serving as Manager--Marketing and in various other management and supervisory capacities. From 1981 to September 1983, he was employed by American Quasar Exploration Company as Manager--Oil and Gas Marketing. From 1978 to 1981, he was employed by Texas Pacific Oil Company serving in various positions in production and marketing. He has a B.S. Degree in Education from Texas Tech University.

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

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock commenced trading on the New York Stock Exchange on August 3, 1990, under the symbol "VPI." The following table sets forth the high and low sale prices per share of the Company's common stock, as reported in the New York Stock Exchange composite transactions, and the cash dividends paid per share of common stock, for the periods indicated:

                                                               Dividends
                                            High        Low       Paid
                                          --------   --------  ---------
         2000
         ----
             First Quarter..............  $20.5625   $11.1875      $.025
             Second Quarter.............   25.1250    18.1250       .025
             Third Quarter..............   24.7500    16.8125        .03
             Fourth Quarter.............   27.9375    18.1250        .03

         1999
         ----
             First Quarter..............  $10.0625   $ 4.0625      $.025
             Second Quarter.............   12.2500     8.1250          -
             Third Quarter..............   15.1250    10.1250          -
             Fourth Quarter.............   13.7500     9.0625          -


     Substantially all of the Company's stockholders maintain their shares in "street name" accounts and are not, individually, stockholders of record. As of December 31, 2000, the common stock was held by 107 holders of record and approximately 10,000 beneficial owners.

     The Company began paying a quarterly cash dividend in the fourth quarter of 1992 and continued paying a regular quarterly cash dividend through the first quarter of 1999. Due to the historically low oil and gas price environment during the first quarter of 1999, the Company suspended its regular quarterly cash dividend for the remainder of 1999. The Company re-instituted the payment of dividends beginning in the first quarter of 2000 with a $.025 per share cash dividend paid on February 3, 2000, to stockholders of record on January 25, 2000, and expects to continue paying a regular quarterly cash dividend.
However, subject to restrictions under credit arrangements, the determination of the amount of future cash dividends, if any, to be declared and paid, will depend upon, among other things, the Company's financial condition, funds from operations, the level of its capital expenditures and its future business prospects. The Company's credit arrangements (including the indentures for its outstanding senior subordinated indebtedness) contain certain restrictions on the payment of cash dividends, the most restrictive of which prohibits the payment of cash dividends if such payments would reduce Net Worth (as defined in the Company's revolving credit facility) below the sum of $375 million plus 75 percent of net proceeds of any future equity offerings less any impairment writedowns required by GAAP or by the Securities and Exchange Commission and excluding any impact related to SFAS No. 133. Net Worth was approximately $613 million at December 31, 2000.

Item 6.  Selected Financial Data.

SELECTED FINANCIAL AND OPERATING DATA

                                                                                Years Ended December 31,
                                                               -----------------------------------------------------------

                                                                  2000        1999        1998         1997        1996
                                                               -----------------------------------------------------------
                                                               (In thousands, except per share amounts and operating data)
Income Statement Data:
Oil and gas sales (a)......................................    $  680,350  $  376,924  $  270,251   $  358,366  $  260,746
Gas marketing revenues.....................................       128,836      60,275      54,108       45,981      31,920
Gathering revenues.........................................        19,998       6,955       7,741       18,063      20,508
Total revenues (a).........................................       806,181     502,928     333,323      420,476     314,525
Operating expenses (a).....................................       300,477     184,367     184,932      176,552     140,816
Exploration costs..........................................        25,242      14,674      24,056       12,667      10,192
Impairment of oil and gas properties.......................           225       3,306      70,913        8,785           -
Depreciation, depletion and amortization...................       100,109     107,807     108,975       96,307      66,861
Interest...................................................        48,437      58,665      43,680       36,762      30,109
Net income (loss)..........................................       195,893      73,371     (87,665)      54,954      33,188
Income (loss) per share before cumulative
  effect of change in accounting principle:
     Basic.................................................          3.15        1.27       (1.69)        1.07         .69
     Diluted...............................................          3.08        1.24       (1.69)        1.05         .68
Income (loss) per share:
     Basic.................................................          3.13        1.27       (1.69)        1.07         .69
     Diluted...............................................          3.06        1.24       (1.69)        1.05         .68
Dividends declared per share...............................           .14           -         .09          .07        .055
                                                               -----------------------------------------------------------
Balance Sheet Data (end of year):
Total assets...............................................    $1,338,397  $1,168,134  $1,014,175   $  915,394  $  766,816
Long-term debt, less current portion.......................       464,229     625,318     672,507      451,096     372,390
Stockholders' equity.......................................       624,857     431,129     273,958      337,578     236,406
                                                               -----------------------------------------------------------
Operating Data:
Production:
Oil (MBbls)................................................        19,861      16,877      16,434       15,457      11,939
Gas (MMcf).................................................        53,729      48,354      47,238       42,691      32,366
                                                               -----------------------------------------------------------
Average Sales Prices:
Oil (per Bbl)..............................................    $    25.55  $    16.92  $    11.06   $    17.20  $    16.93
Gas (per Mcf)..............................................          3.22        1.89        1.87         2.17        1.81
                                                               -----------------------------------------------------------
Proved Reserves (end of year):
Oil (MBbls)................................................       318,560     303,190     164,457      187,768     178,296
Gas (MMcf).................................................     1,023,208     988,989     806,833      552,163     382,846
Total proved reserves (MBOE)...............................       489,095     468,022     298,929      279,795     242,104
                                                               -----------------------------------------------------------
Present value of estimated future net revenues
  before income taxes discounted at 10 percent
  (in thousands):
     Oil and gas properties................................    $4,338,616  $2,989,626  $  703,211   $1,222,560  $1,807,137
     Gathering systems and plant...........................        14,188      13,764       4,493        5,940      10,364
Standardized measure of discounted future
  net cash flows (in thousands)............................     2,951,121   2,247,237     648,222    1,016,645   1,392,841
                                                               -----------------------------------------------------------

_____________________

     Significant acquisitions of producing oil and gas properties during 1999, 1997 and 1995 and significant dispositions of oil and gas properties during 1999 affect the comparability between the Financial and Operating Data for the years presented above.

     (a) These amounts have been restated to reflect the reclass of transportation and storage costs to lease operating costs.

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

                                               Years Ended December 31,
                                         -----------------------------------
                                           2000          1999          1998
                                         -------       -------       -------
   Production:
         Oil (MBbls) -
             U.S....................       9,044         8,643         9,912
             Argentina..............       9,406         7,560         6,322
             Ecuador................       1,261           597            78
             Bolivia................         131            77           122
             Canada.................          19             -             -

               Total................      19,861(a)     16,877        16,434

         Gas (MMcf) -
             U.S....................      35,764        39,150        42,176
             Argentina..............       8,705         4,682             -
             Bolivia................       8,948         4,522         5,062
             Canada.................         312             -             -

               Total................      53,729        48,354        47,238

         Total MBOE.................      28,816        24,936        24,307

   Average Sales Prices:
         Oil (per Bbl) -
             U.S....................     $ 22.85(b)    $ 15.92(c)    $ 11.20
             Argentina..............       28.25         18.00         10.86
             Ecuador................       24.27         17.28          7.34
             Bolivia................       29.62         19.05         12.56
             Canada.................       26.05             -             -

               Total................       25.55(b)      16.92(c)      11.06

         Gas (per Mcf) -
             U.S....................     $  3.91       $  2.06       $  1.97
             Argentina..............        1.79          1.34             -
             Bolivia................        1.75           .96          1.04
             Canada.................        5.73             -             -

               Total................        3.22          1.89          1.87

_____________________
     (a) Total production for the year, before the impact of changes in inventories (accounted for as a result of the mandated change in accounting principle), was 19,921 MBbls (Argentina-9,512 MBbls, Ecuador-1,227 MBbls, Bolivia-119 MBbls).
     (b) Reflects the impact of oil hedges which reduced the Company's 2000 U.S. and total average oil prices per Bbl by $4.10 and $1.86, respectively.
     (c) Reflects the impact of oil hedges which reduced the Company's 1999 U.S. and total average oil prices per Bbl by 11 cents and six cents, respectively.

     Average U.S. oil prices received by the Company fluctuate generally with changes in the NYMEX reference price for oil. The Company's Argentina oil production is sold at West Texas Intermediate spot prices as quoted on the Platt's Crude Oil Marketwire (approximately equal to the NYMEX reference price) less a specified differential. Production from the Company's Block 14 and Block 17 in Ecuador is sold to various third party purchases at West Texas Intermediate spot prices less a specified differential. The Company experienced a 53 percent increase in its average oil price in 1999 compared to 1998 as a result of OPEC's efforts to reduce the available supply of crude oil in the global markets along with increasing demand. This increase continued in 2000 with the Company experiencing a gain of 51 percent in its average oil price over the 1999 average oil price. The Company participated in oil hedges covering 9.3 MMBbls and 1.84 MMBbls during 2000 and 1999, respectively. The impact of these hedges reduced the Company's U.S. average oil price for 2000 and 1999 by $4.10 and 11 cents to $22.85 and $15.92 per Bbl, respectively, and its overall average oil price by $1.86 and six cents to $25.55 and $16.92 per Bbl, respectively.
The Company was not a party to any oil hedges in 1998.

     The Company's realized average oil price for 2000 (before hedges) was approximately 91 percent of the NYMEX reference price compared to 88 percent in 1999 and 77 percent in 1998.

     Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. During 2000 and the last half of 1999, these fuel oil indexes increased in conjunction with the current higher oil price environment. In Argentina, the Company's average gas price is primarily determined by the realized price of oil from its El Huemul concession, however, this contract expires at the end of 2001. The Company anticipates securing long-term contracts for this gas during 2001 and it expects future gas prices to be at lower levels than the current contract. The Company's Canada gas is generally sold at spot market prices as reflected by the AECO gas price index. The Company's total average gas price for 2000 was 70 percent higher than 1999's and 1999 was one percent higher than 1998's.

     The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company has entered into various oil hedges (swap agreements) for a total of 3.5 MMBbls of oil at a weighted average price of $30.76 per Bbl (NYMEX reference price) for calendar year 2001. For additional information, see "Business and Properties - Marketing" included elsewhere in this Form 10-K. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on 2000 oil production, a change in the average oil price realized, before hedges, by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on an annual basis of approximately $12.7 million and $19.4 million, respectively. A 10 cent per Mcf change in the average price realized, before hedges, by the Company for gas would result in a change in net income and cash flow before income taxes on an annual basis of approximately $3.3 million and $5.3 million, respectively, based on 2000 gas production.

Period to Period Comparison

     Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

     The Company reported net income of $195.9 million for the year ended December 31, 2000, compared to net income of $73.4 million for the same period in 1999. A 51 percent increase in average oil prices and a 70 percent increase in average gas prices received by the Company and a 16 percent increase in production on a BOE basis were primarily responsible for the significant increase in its net income.

     Oil and gas sales increased $303.5 million (81 percent), to $680.4 million for 2000 from $376.9 million for 1999. A 51 percent increase in average oil prices combined with an 18 percent increase in oil production accounted for an increase of $221.9 million. A 70 percent increase in average gas prices, coupled with an 11 percent increase in gas production, accounted for an additional increase of $81.6 million. The Company had an 18 percent increase in oil production primarily as a result of Argentina production added through the 1999 acquisitions of the El Huemul concession (the "El Huemul Acquisition") and additional working interests in its two producing concessions in Ecuador (collectively, the "1999 Acquisitions") and the exploitation activities in Argentina. The Company's gas production rose by 11 percent due primarily to the gas production from the El Huemul concession acquired in July 1999 and increased production in Bolivia as a result of increased takes into the Bolivia-to-Brazil pipeline. This increase more than offset the decline in U.S. gas production as a result of the December 1999 sale of certain oil and gas properties located in northern California's Sacramento Basin area.

     Gains on disposition of assets of $55.0 million ($33.6 million net of income taxes) were reflected in 1999 as a result of $87.9 million in proceeds from various oil and gas property divestitures in the United States. Other than the $55.0 million in gains reported, the divestitures did not have a significant impact on the Company's 1999 results of operations as the majority of the divestitures occurred during December 1999. In 2000, the Company recorded a loss on the disposition of assets, primarily as a result of post-closing adjustments on 1999 dispositions, of $1.7 million.

     As a result of an unfavorable decision by the Supreme Court of Argentina, the Company recorded as other expense in 2000 a non-recurring charge of $25.1 million ($16.3 million net of tax). No similar charge existed in 1999. For further information regarding this litigation see Note 4 "Commitments and Contingencies" to the consolidated financial statements included elsewhere in this Form 10-K.

     Lease operating expenses, including production taxes, increased $37.9 million (31 percent), to $159.6 million for 2000 from $121.7 million for 1999. The increase in lease operating expenses is due primarily the 1999 Acquisitions and an increase in production taxes due to higher product prices. Lease operating expenses per equivalent barrel produced increased to $5.54 in 2000 from $4.88 for the same period in 1999. As the result of a Securities and Exchange Commission mandate, transportation and storage costs billed to the Company have been reclassified to lease operating expenses for all periods shown. These costs had been previously reported as a reduction of oil and gas revenues consistent with oil and gas industry practice. This reclassification added $0.25 and $0.40 to the reported lease operating expense per BOE for the years 1999 and 2000, respectively.

     Exploration costs increased $10.5 million (71 percent), to $25.2 million for 2000 from $14.7 million for 1999. During 2000, the Company's exploration costs included $24.5 million for unsuccessful exploratory drilling and leasehold impairments associated with a much higher exploration capital budget and the drilling of an increased number of higher-risk exploratory wells during the year, and $0.7 million for seismic and other geological and geophysical costs. Due to reduced cash flow levels, the Company significantly reduced its capital budget for 1999. Exploration expenses for 1999 consisted of $5.1 million for seismic data acquisition, $4.4 million for unsuccessful exploratory drilling and $5.2 million for lease impairments and other geological and geophysical costs.

     General and administrative expenses increased $5.0 million (14 percent), to $41.4 million for 2000 from $36.4 million for 1999, due primarily to personnel additions in conjunction with increased capital expenditures, the 1999 Acquisitions and the delay of 1999 annual compensation adjustments from January until August. The Company's G&A per BOE for 2000 was $1.44 compared to $1.46 for 1999.

     Depreciation, depletion and amortization decreased $7.7 million (7 percent), to $100.1 million for 2000 from $107.8 million for 1999, despite a 16 percent increase in total production due primarily to higher reserves resulting from higher product prices used throughout the year in the DD&A calculation. The Company's average DD&A rate per equivalent barrel produced decreased from $4.15 in 1999 to $3.33 in 2000.

     Interest expense decreased $10.3 million (17 percent), to $48.4 million for 2000 from $58.7 million for 1999, due primarily to a 25 percent decrease in the Company's total average outstanding debt due to the Company's significant repayment of outstanding debt as a result of significantly increased cash flow and the $87.9 million of cash proceeds from the sale of oil and gas properties in late 1999. The Company's average interest rate for its outstanding debt for 2000 was 8.87 percent compared to 8.14 percent in 1999.

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

     Oil and gas sales increased $106.6 million (39 percent), to $376.9 million for 1999 from $270.3 million for 1998. A 53 percent increase in average oil prices combined with a three percent increase in oil production, accounted for an increase of $103.7 million. A one percent increase in average gas prices, coupled with a two percent increase in gas production, accounted for an additional increase of $2.9 million. The Company experienced a three percent increase in oil production primarily as a result of Argentina production added through the El Huemul Acquisition which offset the decline in the Company's U.S. oil production primarily due to the shutting in of certain high cost properties during the first half of 1999 as a result of historically low oil prices. The Company's gas production rose by two percent due to the gas production attributable to the El Huemul concession acquired in July 1999 which more than offset the decrease in U.S. gas production resulting from the natural decline in the Galveston Bay field and the decrease in Bolivia production due to limited gas demand from the developing export market in Brazil.

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

     Lease operating expenses, including production taxes, decreased $5.4 million (4 percent), to $121.7 million for 1999 from $127.1 million for 1998. The decrease in lease operating expenses, despite the three percent increase in production, is due primarily to actions taken by the Company to reduce costs including shutting in certain high cost properties, rebidding field service and product contracts and the reorganization of certain field operations. Lease operating expenses per equivalent barrel produced decreased to $4.88 in 1999 from $5.23 for the same period in 1998.

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

     Impairments of oil and gas properties of $3.3 million were recognized in 1999, compared to $70.9 million of impairments in 1998, which resulted primarily from the decline in oil prices which took place in the last quarter of 1998.
The impairments recorded in 1999 were primarily as a result of mechanical failures which were uneconomic to repair and unsuccessful development projects on various fields in the United States. The Company reviews its proved properties for impairment on a field basis and recognizes an impairment whenever events or circumstances (such as declining oil and gas prices or unsuccessful development projects) indicate that the properties' carrying value may not be recoverable. If an impairment is indicated based on the Company's estimated future net revenues for total proved reserves on a field basis, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues (fair value). In estimating the future net revenues, the Company assumed that the current oil price environment would return to more historical levels over a short period of time and thereafter escalate annually. The Company assumed gas prices and operating costs would escalate annually beginning at current levels. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions.

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

Capital Expenditures

     During 2000, the Company's total oil and gas capital expenditures were $257.7 million. In North America, the Company's non-acquisition oil and gas capital expenditures totaled $63.0 million. Exploration activities accounted for $29.9 million of the North America capital expenditures with exploitation activities contributing $33.1 million. During 2000, the Company's international non-acquisition oil and gas capital expenditures totaled $103.2 million, consisting of $49.5 million in Argentina on exploitation activities, $28.7 million in Bolivia on exploitation and exploration activities, and $25.0 million in Yemen and Ecuador, principally on exploration. Total acquisition capital expenditures for 2000 of $91.4 million included $40.1 million for the acquisition of the Cuyo Basin concession in Argentina and $47.9 million allocated to proved properties as part of the acquisition of 100 percent of the outstanding common stock of Cometra Energy (Canada), Ltd., a privately-held Canadian company.

     As of December 31, 2000, the Company had total unevaluated oil and gas property costs of approximately $47.2 million consisting of undeveloped leasehold costs of $30.0 million and exploratory drilling in progress of $17.2 million. Approximately $20.5 million of the unevaluated costs are associated with the Company's Yemen drilling program. Future exploration expense and earnings may be impacted to the extent any of the exploratory drilling is determined to be unsuccessful.

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally-generated cash flow to fund capital expenditures other than significant acquisitions. Of the Company's 2000 non-acquisition capital expenditures of $166.2 million, approximately 56 percent was spent on exploitation activities, including development and infill drilling, and approximately 44 percent was spent on exploration activities, a part of which satisfied all of the Company's previous exploration commitments in Bolivia, Ecuador and Yemen. The Company's preliminary capital expenditure budget for 2001 is currently set at $285 million, exclusive of acquisitions. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally-generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "Liquidity"), however, no assurance can be given that sufficient funds will be available to fund the Company's desired acquisitions.

     The Company's recent capital expenditure history is as follows:

                                                                         Years Ended December 31,
                                                              ---------------------------------------------
(In thousands)                                                     2000           1999              1998
                                                              -----------     -----------       -----------
Acquisition of oil and gas reserves.........................  $    91,448     $   166,787       $   105,023
Drilling....................................................      121,911          46,280           114,773
Acquisition of undeveloped acreage and seismic..............       18,084          12,742            35,024
Workovers and recompletions.................................       25,811          10,749            29,939
Acquisition and construction of gathering systems...........          299             680             1,831
Other.......................................................          419             927             1,601
                                                              ------------    -----------       -----------

  Total.....................................................  $   257,972     $   238,165       $   288,191
                                                              ============    ===========       ===========

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

     Under the Second Amended and Restated Credit Agreement dated November 30, 2000, (the "Bank Facility"), certain banks have provided to the Company an unsecured revolving credit facility. The Bank Facility establishes a borrowing base (currently $625 million) determined by the banks' evaluation of the Company's oil and gas reserves. The amount available to be borrowed under the Bank Facility is limited to the lesser of the borrowing base or the facility size, which is currently set at $535 million.

     Outstanding advances under the Bank Facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. As of February 28, 2001, the Company had elected a fixed rate based on LIBOR for a substantial portion of its outstanding advances, which resulted in an average interest rate of approximately 6.75 percent per annum. In addition, the Company must pay a commitment fee ranging from 0.325 to 0.50 percent per annum on the unused portion of the banks' commitment.

     On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's oil and gas reserves. If the sum of outstanding senior debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Final maturity of the Bank Facility is November 30, 2005.

     At February 28, 2001, the unused portion of the Bank Facility was approximately $511 million. The unused portion of the Bank Facility and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and such properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased.

     The Company's internally generated cash flow, results of operations and financing for its operations are dependent on oil and gas prices. For 2000, approximately 69 percent of the Company's production was oil. Realized oil prices for the year increased by 51 percent as compared to 1999 and total production on a BOE basis increased by 16 percent. As a result, the Company's earnings and cash flows have been materially increased compared to 1999. To the extent oil prices decline, the Company's earnings and cash flow from operations may be adversely impacted. However, the Company believes that its cash flows and unused availability under the Bank Facility are sufficient to fund its planned capital expenditures for the foreseeable future.

Inflation

     In recent years inflation has not had a significant impact on the Company's operations or financial condition.

Income Taxes

     The Company incurred a current provision for income taxes of approximately $68.9 million and $6.0 million for 2000 and 1999, respectively, and realized a current benefit of $4.1 million for 1998. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries as it is the Company's intention, generally, to reinvest such earnings permanently.

     The Company has an estimated U.S. Federal alternative minimum tax ("AMT") credit carryforward of approximately $4.8 million at December 31, 2000, which does not expire and is available to offset U.S. Federal regular income taxes in future years, but only to the extent that U.S. Federal regular income taxes exceed the AMT in such years. The Company fully utilized its $60.0 million U.S. Federal regular tax net operating loss ("NOL") carryforward and its AMT credit carryforward in 2000. The Company has a Bolivian income tax NOL of approximately $65 million which does not expire and can be used to offset future Bolivian tax liabilities of the Company.

Change in Accounting Principles

     The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101"), in the fourth quarter of 2000, effective January 1, 2000. SAB No. 101 requires oil inventories held in storage facilities to be valued at cost. Cost is defined as lifting costs plus depreciation, depletion and amortization. The Company previously followed industry practice by valuing oil inventories at market. The cumulative effect reduced net income by $1.4 million, net of income tax effects of $0.6 million. Previously reported quarters during the year 2000 have been restated to give effect to this change in accounting principle. Additional volatility in quarterly and annually reported earnings may occur in the future as a result of the required adoption of SAB No. 101 and fluctuations in oil inventory levels.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 1999 by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and in June 2000 by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition receivable of $16.3 million related to cash flow hedges in place that are used to reduce the volatility in commodity prices for portions of the Company's forecasted oil production. Additionally, the Company recorded, net of tax, an adjustment to accumulated other comprehensive income (Stockholders' Equity section of the balance sheet) of $10.6 million. The amount recorded to accumulated other comprehensive income will be relieved over time and taken to the income statement as the physical transactions being hedged are finalized.

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

Commodity Price Risk

     The Company produces, purchases and sells crude oil, natural gas, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. During 1999, the Company entered into various oil hedges (swap agreements) for a total of 1.8 MMBbls of oil at a weighted average price of $22.43 per Bbl (NYMEX reference price) for 2000. The fair value of commodity swap agreements is the amount at which they could be settled, based on quoted market prices. At December 31, 1999, the Company would have received approximately $700,000 to terminate its oil swap agreements then in place. During the first quarter of 2000, the Company entered into additional oil hedging contracts through December 31, 2000, covering an additional 3.6 MMBbls of oil and a weighted average NYMEX reference price of $25.77 per Bbl. The Company also entered into additional oil hedging contracts covering 3.9 MMBbls for various periods during 2000. In total, the Company entered into oil hedging contracts covering 2000 production of 9.3 MMBbls of oil at a weighted average NYMEX reference price of $26.85 per Bbl. During 2000, the Company entered into various oil hedges (swap agreements) for a total of 3.5 MMBbls of oil at a weighted average NYMEX reference price of $30.76 per Bbl for the calendar year 2001. At December 31, 2000, the Company would have received approximately $16.3 million to terminate its oil swap agreements then in place. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

Interest Rate Risk

     The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR based borrowings from its commercial banks. To reduce the impact of fluctuations in interest rates, the Company maintains a portion of its total debt portfolio in fixed rate debt. At December 31, 2000, the amount of the Company's fixed rate debt was approximately 86 percent of total debt. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

     The following table provides information about the Company's long-term debt principal payments and weighted-average interest rates by expected maturity dates:

                                                                                                              FAIR
                                                                                                              Value
                                                                                    There-                     at
                                2001     2002      2003     2004       2005         After         Total      12/31/00
                              -------  --------  -------  -------     -------      ---------     ---------  ---------
Long-Term Debt:
Fixed rate (in thousands)          -        -        -         -      $149,796     $249,433     $399,229     $ 410,155
Average interest rate              -        -        -         -           9.0%         9.3%         9.2%            -
Variable rate (in thousands)       -        -        -         -      $ 65,000            -     $ 65,000     $  65,000
Average interest rate              -        -        -         -            (a)           -           (a)           (a)

____________________
     (a) LIBOR plus an increment, based on the level of outstanding senior debt to the borrowing base, up to a maximum increment of 2.0 percent. Current increment above LIBOR is 1.125 percent.

Foreign Currency and Operations Risk

     International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. The Company has international operations in Argentina, Bolivia, Ecuador, Canada and Yemen. For 2000, the Company's operations in Argentina accounted for approximately 32 percent of the Company's revenues, 45 percent of the Company's operating income (before impairments of oil and gas properties) and 34 percent of its total assets. During 2000, the Company's operations in Argentina represented its only foreign operations accounting for more than 10 percent of its revenues or operating income (before impairments of oil and gas properties) or total assets. The Company continues to identify and evaluate international opportunities but currently has no binding agreements or commitments to make any material international investment. As a result of such significant foreign operations, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in these foreign countries.

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

     On February 1, 1987, a new currency, the Boliviano ("Bs"), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house, the Bolsin, which is under the supervision of the Bolivian Central Bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at December 31, 2000, was US$1:Bs 6.40. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

     The new administration in Ecuador, led by President Gustavo Naboa, is undertaking a broad-based program of economic reform to stem the decline in economic activity and to lay the basis for renewed economic growth. The legal basis for many of the reforms is the Ley Fundamental para la Transformacion Economica del Ecuador (the "economic transformation law") enacted in March 2000, which mandated dollarization of the economy. As a result of this reform, all of the Company's Ecuadorian revenues and costs are U.S. dollar based. President Naboa continues to seek majority support and to overcome legal challenges necessary for the second phase of the economic transformation law (known as Trole II), which would bring significant tax and labor reform and a defined privatization program to increase inflows of foreign direct investment.

     With the Cometra Acquisition in December 2000, the Company now has producing operations in Canada. The Company views the operating environment in Canada as stable and the economic stability as good. All of the Company's Canadian revenues and costs are denominated in Canadian dollars and while the value of the Canadian dollar does fluctuate in relation to U.S. dollar, the Company believes that any currency risk associated with its Canadian operations would not have a material impact on the Company's financial position or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this Item with respect to the Company's directors is incorporated by reference from the sections of the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-K.

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

          3.1 Restated Certificate of Incorporation, as amended, of the Company (Filed as Exhibit 3.2 to the Company's report on Form 10-Q for the quarter ended June 30, 2000, filed August 11, 2000).

          3.2 Restated By-laws of the Company (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33- 35289 (the "S-1 Registration Statement")).

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

          4.4 Indenture dated as of January 26, 1999, between The Chase Manhattan Bank, as Trustee, and the Company (Filed as Exhibit 4.4 to the Company's report on Form 10-K for the year ended December 31, 1998, filed March 12, 1999).

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

     10.9* Amendment No. 6 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 17, 2000 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 30, 2000).

     10.10* Vintage Petroleum, Inc. 401(k) Plan (Filed as Exhibit 4(C) to the
            Company's Registration Statement on Form S-8, Registration No. 33-55706).

     10.11* Vintage Petroleum, Inc. Non-Management Director Stock Option Plan
            (Filed as Exhibit 10.18 to the Company's report on Form 10-K for the year ended December 31, 1992, filed March 31, 1993 (the "1992 Form 10-K")).

     10.12* Form of Incentive Stock Option Agreement under the Vintage
            Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 10.20 to the Company's report on Form 10-K for the year ended December 31, 1990, filed April 1, 1991).

     10.13* Form of Non-Qualified Stock Option Agreement under the Vintage
            Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 10.20 to the 1992 Form 10-K).

     10.14* Form of Non-Qualified Stock Option Agreement for non-employee directors under the Vintage Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 10.13 to the Company's report on Form 10-K for the year ended December 31, 1999, filed March 13, 2000).

     10.15 Second Amended and Restated Credit Agreement dated as of November 30, 2000, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, Bank of America, N.A., as syndication agent, Societe Generale, Southwest Agency, as documentation agent, and ABN AMRO Bank, N.A., as managing agent.

     21.    Subsidiaries of the Company.

     23.1   Consent of Arthur Andersen LLP.

     23.2   Consent of Netherland, Sewell & Associates, Inc.

     23.3   Consent of DeGolyer and MacNaughton.

____________________
     *  Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

     Form 8-K dated October 12, 2000, was filed October 19, 2000, to report under Item 5 the Company's recent hedging activities and the Company's press releases dated October 12 and 17, 2000, announcing Yemen drilling update and Ecuador exploratory well results.

     No other reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VINTAGE PETROLEUM, INC.


Date: March 9, 2001                By:  /s/ C. C. Stephenson, Jr.
                                      ------------------------------
                                        C. C. Stephenson, Jr.
                                        Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                                   Title                                Date
          ---------                                   -----                                ----
 /s/ C. C. Stephenson, Jr.               Director and Chairman of the Board           March 9, 2001
------------------------------
C. C. Stephenson, Jr.

 /s/ S. Craig George                     Director, President and                      March 9, 2001
------------------------------
S. Craig George                          Chief Executive Officer
                                         (Principal Executive Officer)

/s/ William L. Abernathy                 Director, Executive Vice President           March 9, 2001
------------------------------
William L. Abernathy                     and Chief Operating Officer

/s/ William C. Barnes                    Director, Executive Vice President,          March 9, 2001
------------------------------
William C. Barnes                        Chief Financial Officer, Secretary and
                                         Treasurer (Principal Financial Officer)

/s/ Bryan H. Lawrence                    Director                                     March 9, 2001
------------------------------
Bryan H. Lawrence

/s/ John T. McNabb, II                   Director                                     March 9, 2001
------------------------------
John T. McNabb, II

/s/ Michael F. Meimerstorf               Vice President and Controller                March 9, 2001
------------------------------
Michael F. Meimerstorf                   (Principal Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                                                                                                                         Page
                                                                                                                         ----
AUDITED FINANCIAL STATEMENTS OF VINTAGE PETROLEUM, INC. AND SUBSIDIARIES:
   Report of Independent Public Accountants...........................................................................     41
   Consolidated Balance Sheets as of December 31, 2000 and 1999.......................................................     42
   Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.........................     43
   Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000,
        1999 and 1998.................................................................................................     44
   Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.........................     45
   Notes to Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998....................     46

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Vintage Petroleum, Inc.:

     We have audited the accompanying consolidated balance sheets of Vintage Petroleum, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vintage Petroleum, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                              ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
February 16, 2001

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (In thousands, except shares
                            and per share amounts)

                                    ASSETS

                                                                                              December 31,
                                                                                       ----------------------
                                                                                          2000        1999
                                                                                       ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents........................................................    $   19,506  $   42,687
  Accounts receivable -
    Oil and gas sales..............................................................       146,770      87,484
    Joint operations...............................................................         6,267       5,211
  Prepaids and other current assets................................................        13,946      19,109
                                                                                       ----------  ----------
    Total current assets...........................................................       186,489     154,491
                                                                                       ----------  ----------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, successful efforts method................................     1,734,003   1,521,672
  Oil and gas gathering systems and plants.........................................        19,252      15,453
  Other............................................................................        19,636      17,287
                                                                                       ----------  ----------
                                                                                        1,772,891   1,554,412
  Less accumulated depreciation, depletion and amortization........................       667,837     583,060
                                                                                       ----------  ----------
                                                                                        1,105,054     971,352
                                                                                       ----------  ----------
OTHER ASSETS, net..................................................................        46,854      42,291
                                                                                       ----------  ----------
                                                                                       $1,338,397  $1,168,134
                                                                                       ==========  ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revenue payable..................................................................    $   60,519  $   25,899
  Accounts payable - trade.........................................................        43,225      26,118
  Current income taxes payable.....................................................        43,187       5,875
  Other payables and accrued liabilities...........................................        65,361      36,010
                                                                                       ----------  ----------
       Total current liabilities...................................................       212,292      93,902
                                                                                       ----------  ----------
LONG-TERM DEBT.....................................................................       464,229     625,318
                                                                                       ----------  ----------
DEFERRED INCOME TAXES..............................................................        33,252      15,780
                                                                                       ----------  ----------
OTHER LONG-TERM LIABILITIES........................................................         3,767       2,005
                                                                                       ----------  ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY, per accompanying statements:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
    zero shares issued and outstanding.............................................             -           -
  Common stock, $.005 par, 160,000,000 and 80,000,000 shares authorized,
    62,801,416 and 62,407,866 shares issued and outstanding........................           314         312
  Capital in excess of par value...................................................       319,893     314,490
  Retained earnings................................................................       303,449     116,327
  Accumulated other comprehensive income...........................................         1,201           -
                                                                                       ----------  ----------
                                                                                          624,857     431,129
                                                                                       ----------  ----------
                                                                                       $1,338,397  $1,168,134
                                                                                       ==========  ==========

       The accompanying notes are an integral part of these statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                                             For The Years Ended December 31,
                                                                                        -------------------------------------------
                                                                                          2000             1999             1998
                                                                                        ---------        ---------        ---------
REVENUES:
     Oil and gas sales...............................................................   $ 680,350        $ 376,924        $ 270,251
     Gas marketing...................................................................     128,836           60,275           54,108
     Oil and gas gathering...........................................................      19,998            6,955            7,741
     Gain (loss) on disposition of assets............................................      (1,731)          54,991                -
     Other income (expense)..........................................................     (21,272)           3,783            1,223
                                                                                        ---------        ---------        ---------
                                                                                          806,181          502,928          333,323
                                                                                        ---------        ---------        ---------
COSTS AND EXPENSES:
     Lease operating, including production taxes.....................................     159,638          121,664          127,114
     Exploration costs...............................................................      25,242           14,674           24,056
     Impairment of oil and gas properties............................................         225            3,306           70,913
     Gas marketing...................................................................     123,787           57,550           51,560
     Oil and gas gathering...........................................................      17,052            5,153            6,258
     General and administrative......................................................      41,416           36,409           31,996
     Depreciation, depletion and amortization........................................     100,109          107,807          108,975
     Interest........................................................................      48,437           58,665           43,680
                                                                                        ---------        ---------        ---------
                                                                                          515,906          405,228          464,552
                                                                                        ---------        ---------        ---------
          Income (loss) before income taxes and cumulative effect of change in
             accounting principle....................................................     290,275           97,700         (131,229)
                                                                                        ---------        ---------        ---------
PROVISION (BENEFIT) FOR INCOME TAXES:
     Current.........................................................................      68,858            5,954           (4,068)
     Deferred........................................................................      24,102           18,375          (39,496)
                                                                                        ---------        ---------        ---------
                                                                                           92,960           24,329          (43,564)
                                                                                        ---------        ---------        ---------

          Income (loss) before cumulative effect of change in accounting principle...     197,315           73,371          (87,665)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE, net of income taxes of $644..........................................      (1,422)               -                -
                                                                                        ---------        ---------        ---------
NET INCOME (LOSS)....................................................................   $ 195,893        $  73,371        $ (87,665)
                                                                                        =========        =========        =========
BASIC INCOME (LOSS) PER SHARE:
     Income (loss) before cumulative effect of change in accounting principle........   $    3.15        $    1.27        $   (1.69)
     Cumulative effect of change in accounting principle.............................       (0.02)               -                -
                                                                                        ---------        ---------        ---------
     Net income (loss)...............................................................   $    3.13        $    1.27        $   (1.69)
                                                                                        =========        =========        =========

DILUTED INCOME (LOSS) PER SHARE:
     Income (loss) before cumulative effect of change in accounting principle........   $    3.08        $    1.24        $   (1.69)
     Cumulative effect of change in accounting principle.............................       (0.02)               -                -
                                                                                        ---------        ---------        ---------
     Net income (loss)...............................................................   $    3.06        $    1.24        $   (1.69)
                                                                                        =========        =========        =========
Weighted Average Common Shares Outstanding:
     Basic...........................................................................      62,644           57,989           51,900
                                                                                        =========        =========        =========
     Diluted.........................................................................      63,963           59,315           51,900
                                                                                        =========        =========        =========

        The accompanying notes are an integral part of these statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (In thousands, except per share amounts)


                                                                                       Capital                Accumulated
                                                                    Common Stock      In Excess                  Other
                                                                 ------------------    of Par      Retained  Comprehensive
                                                                 Shares     Amount      Value      Earnings     Income      Total
                                                                 ------    --------    --------    --------    --------    --------
BALANCE AT DECEMBER 31, 1997................................     51,559    $    258    $202,008    $135,312    $      -    $337,578
  Net loss..................................................          -           -           -     (87,665)          -     (87,665)
  Issuance of common stock..................................      1,325           7      26,493           -           -      26,500
  Exercise of stock options and
    resulting tax effects...................................        223           1       2,235           -           -       2,236
  Cash dividends declared ($.09 per share)..................          -           -           -      (4,691)          -      (4,691)
                                                                 ------    --------    --------    --------    --------    --------

BALANCE AT DECEMBER 31, 1998................................     53,107         266     230,736      42,956           -     273,958
  Net income................................................          -           -           -      73,371           -      73,371
  Issuance of common stock..................................      9,241          46      83,284           -           -      83,330
  Exercise of stock options and
    resulting tax effects...................................         60           -         470           -           -         470
                                                                 ------    --------    --------    --------    --------    --------

BALANCE AT DECEMBER 31, 1999................................     62,408         312     314,490     116,327           -     431,129

  Comprehensive income:
    Net income..............................................          -           -           -     195,893           -     195,893
    Foreign currency translation adjustment.................          -           -           -           -       1,201       1,201
                                                                                                                           --------
    Total comprehensive income..............................          -           -           -           -           -     197,094
                                                                                                                           --------

  Exercise of stock options and
    resulting tax effects...................................        393           2       5,403           -           -       5,405
  Cash dividends declared ($.14 per share)..................          -           -           -      (8,771)          -      (8,771)
                                                                 ------    --------    --------    --------    --------    --------

BALANCE AT DECEMBER 31, 2000................................     62,801    $    314    $319,893    $303,449    $  1,201    $624,857
                                                                 ======    ========    ========    ========    ========    ========

       The accompanying notes are an integral part of these statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                            For The Years Ended December 31,
                                                                                      ---------------------------------------------
                                                                                        2000              1999              1998
                                                                                      ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................................           $ 195,893         $  73,371         $ (87,665)
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities, net of companies acquired -
     Depreciation, depletion and amortization..............................             100,109           107,807           108,975
     Impairment of oil and gas properties..................................                 225             3,306            70,913
     Exploration costs.....................................................              25,242            14,674            24,056
     Provision (benefit) for deferred income taxes.........................              24,102            18,375           (39,496)
     Cumulative effect of change in accounting principle...................               1,422                 -                 -
     (Gain) loss on disposition of assets..................................               1,731           (54,991)                -
                                                                                      ---------         ---------         ---------
                                                                                        348,724           162,542            76,783

     Decrease (increase) in receivables....................................             (56,179)          (32,110)            9,353
     Increase (decrease) in payables and accrued liabilities...............              99,514            29,500           (10,570)
     Income tax refund receivable..........................................                   -             5,323            (5,323)
     Other.................................................................               3,628            (4,275)          (22,476)
                                                                                      ---------         ---------         ---------

         Cash provided by operating activities.............................             395,687           160,980            47,767
                                                                                      ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -
   Oil and gas properties..................................................            (209,552)         (229,606)         (233,771)
   Gathering systems and other.............................................              (2,633)           (2,669)           (9,960)
  Proceeds from sales of oil and gas properties............................                 998            78,241               588
  Purchase of companies, net of cash acquired..............................             (46,199)                -           (10,651)
  Other....................................................................              (4,132)              634            (3,042)
                                                                                      ---------         ---------         ---------

         Cash used by investing activities.................................            (261,518)         (153,400)         (256,836)
                                                                                      ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock.....................................................               3,492            83,685               884
  Sale of 9 3/4% Senior Subordinated Notes Due 2009........................                   -           146,000                 -
  Advances on revolving credit facility and other borrowings...............              70,388            50,213           232,736
  Payments on revolving credit facility and other borrowings...............            (224,343)         (248,708)          (20,711)
  Dividends paid...........................................................              (6,887)           (1,328)           (4,392)
                                                                                      ---------         ---------         ---------

         Cash provided (used) by financing activities......................            (157,350)           29,862           208,517
                                                                                      ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................             (23,181)           37,442              (552)

CASH AND CASH EQUIVALENTS, beginning of year...............................              42,687             5,245             5,797
                                                                                      ---------         ---------         ---------

CASH AND CASH EQUIVALENTS, end of year.....................................           $  19,506         $  42,687         $   5,245
                                                                                      =========         =========         =========

       The accompanying notes are an integral part of these statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 2000, 1999 and 1998

1. Business and Significant Accounting Policies

    Consolidation

     Vintage Petroleum, Inc. is an independent energy company with operations primarily in the exploration and production, gas marketing and gathering segments of the oil and gas industry. Approximately 98 percent of the Company's operations are within the exploration and production segment based on 2000 operating income before impairments of oil and gas properties and losses on asset sales. Its core areas of exploration and production operations include the West Coast, Gulf Coast, East Texas and Mid-Continent areas of the United States, the San Jorge Basin and Cuyo Basin of Argentina, the Chaco Basin in Bolivia, Canada and Ecuador.

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

     Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation. These reclassifications have no impact on net income (loss).

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

     Unproved leasehold costs are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects are charged to expense. If oil and gas prices decline in the future, some of these unproved prospects may not be economic to develop, which could lead to increased impairment expense.

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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     The Company reviews its proved oil and gas properties for impairment on a field basis. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from production of total proved oil and gas reserves over the economic life of the reserves, based on the Company's expectations of future oil and gas prices and costs. In estimating the future net revenues at December 31, 2000, the Company assumed that the current oil and gas price environment would return to more historical levels over a short period of time and thereafter, escalate annually. The Company assumed operating costs would escalate annually beginning at current levels. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions. The Company recorded impairment provisions related to its proved oil and gas properties of $0.2 million, $3.3 million and $70.9 million in 2000, 1999 and 1998, respectively.

   Revenue Recognition

     Natural gas revenues are recorded using the sales method. Under this method, the Company recognizes revenues based on actual volumes of gas sold to purchasers. The Company and other joint interest owners may sell more or less than their entitlement share of the natural gas volumes produced. A liability is recorded and revenue is deferred if the Company's excess sales of natural gas volumes exceed its estimated remaining recoverable reserves. Oil revenues are recognized at the time of delivery to pipelines or at the time of physical transfer to purchaser.

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

     The Company participated in oil hedges covering 9.3 MMBbls during 2000.
The impact of these hedges reduced the Company's U.S. average oil price by $4.10 to $22.85 per Bbl and its overall average oil price by $1.86 to $25.55 per Bbl. The Company participated in oil hedges covering 1.84 MMBbls during 1999. The impact of the 1999 hedges reduced the Company's U.S. average oil price by 11 cents to $15.92 per Bbl and its overall average oil price by six cents to $16.92 per Bbl. The Company was not a party to any oil hedges in 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 1999 by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and in June 2000 by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition receivable of $16.3 million related to cash flow hedges in place that are used to reduce the volatility in commodity prices for portions of the Company's forecasted oil production. Additionally, the Company recorded, net of tax, an adjustment to accumulated other comprehensive income (Stockholders' Equity section of the balance sheet) of $10.6 million. The amount recorded to accumulated other comprehensive income will be relieved over time and taken to the income statement as the physical transactions being hedged are finalized.

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

     During the years ended December 31, 2000, 1999 and 1998, the Company made cash payments for interest totaling $48.3 million, $56.8 million and $42.4 million, respectively. Cash payments for U.S. income taxes of $19.8 million and $1.5 million were made during 2000 and 1998, respectively. No cash payments for U.S. income taxes were made during 1999. The Company made cash payments of $9.5 million during 2000 for foreign income taxes, primarily in Argentina. No cash payments were made during 1999 for foreign income taxes. Cash payments of $1.3 million were made during 1998 for foreign tax withholdings.

     In November 1998, the Company purchased 100 percent of the outstanding common stock of Elf Hydrocarbures Equateur, S.A., a French subsidiary of Elf Aquitaine ("Elf"). Total consideration included cash and common stock of the Company. The value of the non-cash consideration was $26.5 million and is not reflected in the Company's 1998 Statement of Cash Flows.

     In December 2000, the Company purchased 100 percent of the outstanding common stock of Cometra Energy (Canada), Ltd. Total purchase price included both cash and the assumption of $7.6 million in net liabilities. These net liabilities are not reflected in the Company's 2000 Statement of Cash Flows.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

   Earnings Per Share

     Basic earnings (loss) per common share were computed by dividing net income
(loss) by the weighted average number of shares outstanding during the period. Diluted earnings per common share for 2000 and 1999 were computed assuming the exercise of all dilutive options, as determined by applying the treasury stock method. For 1998, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss per share were the same. Had the Company been in a net income position for 1998, the Company's diluted weighted average outstanding common shares as calculated under Statement of Financial Accounting Standards No. 128, Earnings Per Share, would have been 54,604,530 with an additional 1,629,000 shares at an average exercise price of $17.83 that would have been antidilutive. In addition, for the years ended December 31, 2000 and 1999, the Company had outstanding stock options for 714,000 and 1,635,000 additional shares of the Company's common stock, respectively, with average exercise prices of $20.19 and $17.70, respectively, which were antidilutive.

   General and Administrative Expense

     The Company receives fees for operation of jointly-owned oil and gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $3.3 million, $2.9 million and $2.7 million in 2000, 1999 and 1998, respectively.

   Lease Operating Expense

     For the years ended December 31, 2000, 1999 and 1998, the Company recorded in lease operating expenses gross production taxes of $17.4 million, $7.5 million and $7.4 million, respectively, and transportation and storage expenses of $10.5 million, $6.2 million and $4.4 million, respectively.

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

   Foreign Currency

     Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. All of the Company's subsidiaries use the U.S. dollar as their functional currency, except for the Company's Canadian subsidiary, which uses the Canadian dollar. Adjustments arising from translation of the Canadian subsidiary's financial statements are reflected in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the Company's or subsidiary's functional currency are included in the results of operations as incurred.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

   Cumulative Effect of Change in Accounting Principle

     The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101"), in the fourth quarter of 2000, effective January 1, 2000. SAB No. 101 requires oil inventories held in storage facilities to be valued at cost. Cost is defined as lifting costs plus depreciation, depletion and amortization. The Company previously followed industry practice by valuing oil inventories at market. The cumulative effect reduced net income by $1.4 million, net of income tax effects of $0.6 million. Previously reported quarters during the year 2000 have been restated to give effect to this change in accounting principle. Additional volatility in quarterly and annually reported earnings may occur in the future as a result of the required adoption of SAB No. 101 and fluctuations in oil inventory levels.

   Transportation and Storage Costs

     The Company adopted Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Fees and Costs ("EITF 00-10") in the fourth quarter of 2000. EITF 00-10 requires that transportation and storage costs be shown as an expense in the statement of operations and not deducted from revenues. The Company previously followed industry practice by deducting transportation and storage costs from revenues. The Company now records transportation and storage costs as lease operating costs. Fiscal years 1999 and 1998 have been restated to reflect the adoption of EITF 00-10. The adoption of EITF 00-10 did not impact net income (loss).

   Comprehensive Income

     The Company applies the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The Company had no non-owner changes in equity other than net income and losses during the years ended December 31, 1999 and 1998. The Company had foreign currency translation adjustments of $1.2 million for the year ended December 31, 2000, which it has included in accumulated other comprehensive income in the Stockholders' Equity section of the accompanying balance sheet.

2. Long-Term Debt

     Long-term debt at December 31, 2000 and 1999, consisted of the following:

          (In thousands)                                                         2000       1999
                                                                              ---------  ---------
          Revolving credit facility.......................................    $  65,000  $ 226,200
          Senior subordinated notes:
            9% Notes due 2005, less unamortized discount..................      149,796    149,755
            8 5/8% Notes due 2009, less unamortized discount..............       99,433     99,363
            9 3/4% Notes due 2009.........................................      150,000    150,000
                                                                              ---------  ---------

                                                                              $ 464,229  $ 625,318
                                                                              =========  =========

     The Company has no long-term debt maturities prior to November 30, 2005. The Company had $5.0 million and $5.9 million of accrued interest payable related to its long-term debt at December 31, 2000 and 1999, respectively, included in other payables and accrued liabilities.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

   Revolving Credit Facility

     The Company has available an unsecured revolving credit facility under the Second Amended and Restated Credit Agreement dated November 30, 2000 (the "Bank Facility"), between the Company and certain banks. The Bank Facility establishes a borrowing base (currently $625 million) based on the banks' evaluation of the Company's oil and gas reserves. The amount available to be borrowed under the Bank Facility is limited to the lesser of the borrowing base or the facility size, which is currently set at $535 million.

     Outstanding advances under the Bank Facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. In addition, the Company must pay a commitment fee ranging from 0.325 to 0.50 percent per annum on the unused portion of the banks' commitment. Total outstanding advances at December 31, 2000, were $65.0 million at an average interest rate of approximately 8.81 percent.

     On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's oil and gas reserves. The Company's borrowing base was last redetermined in November 2000. If the sum of outstanding senior debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding at maturity on November 30, 2005, will be due immediately.

     The terms of the Bank Facility impose certain restrictions on the Company regarding the pledging of assets and limitations on additional indebtedness. In addition, the Bank Facility requires the maintenance of a minimum current ratio (as defined) and tangible net worth (as defined) of not less than $375 million plus 75 percent of the net proceeds of any future equity offerings less any impairment writedowns required by GAAP or by the Securities and Exchange Commission and excluding any impact related to SFAS No. 133.

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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

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

3. Capital Stock

    Public Offerings and Other Issuances

     On November 4, 1998, the Company issued 1,325,000 shares of common stock to Elf as partial consideration for the acquisition of its French subsidiary, Elf Hydrocarbures Equateur, S.A., which owns producing oil properties and undeveloped acreage in Ecuador.

     On March 16, 1999, the Company's Board of Directors (the "Board") adopted a stockholder rights plan and declared a dividend distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of the Company's common stock which was made on April 5, 1999, to stockholders of record on that date. The Rights will expire on April 5, 2009.

     The Rights will be exercisable only if a person or group acquires 15 percent or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the Company's common stock. Each Right will entitle stockholders to buy one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $60. If the Company is acquired in a merger or other business combination transaction after a person has acquired 15 percent or more of the Company's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 15 percent or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice such price. Prior to the acquisition by a person or group of beneficial ownership of 15 percent or more of the Company's common stock, the Rights are redeemable for one cent per Right at the option of the Board.

     On June 21, 1999, the Company completed a public offering of 9,000,000 shares of newly issued common stock. Net proceeds of approximately $81.2 million were used to partially fund the purchase of certain oil and gas properties from a subsidiary of Total Fina S.A. and a subsidiary of Repsol S.A. in early July 1999. On July 15, 1999, in connection with the exercise by the underwriters of a portion of the over-allotment option, the Company sold an additional 240,800 shares of common stock using the additional $2.1 million of net proceeds to reduce a portion of the Company's existing indebtedness under its revolving credit facility.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

   Stock Plans

     The Company has two fixed plans which reserve shares of common stock for issuance to key employees and non-management directors. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts:

          (In thousands, except per share amounts)                      2000      1999      1998
                                                                      --------  --------  --------
          Net income (loss) - as reported.........................    $195,893   $73,371  $(87,665)
          Net income (loss) - pro forma...........................     193,252    71,130   (89,759)
          Earnings (loss) per share - as reported:
            Basic.................................................        3.13      1.27     (1.69)
            Diluted...............................................        3.06      1.24     (1.69)
          Earnings (loss) per share - pro forma:
            Basic.................................................        3.08      1.23     (1.73)
            Diluted...............................................        3.02      1.20     (1.73)

     The pro forma effect on net income (loss) for 2000, 1999 and 1998 may not be representative of the pro forma effect on net income in future years because SFAS No. 123 has not been applied to options granted prior to January 1, 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2000 include a dividend yield of 0.6 percent, expected volatility of approximately 46.7 percent, a risk-free interest rate of approximately 6.3 percent and expected lives of 4.4 years. The weighted average assumptions used for options granted in 1999 include a dividend yield of 0.6 percent, expected volatility of approximately 38.6 percent, a risk-free interest rate of approximately 5.1 percent and expected lives of 4.2 years. The weighted average assumptions used for options granted in 1998 include a dividend yield of
0.6 percent, expected volatility of approximately 27.1 percent, a risk-free interest rate of approximately 5.7 percent and expected lives of 4.2 years.

     Under the 1990 Stock Plan, as amended (the "1990 Plan"), ten percent of the total number of outstanding shares of common stock less the total number of shares of common stock subject to outstanding awards under any other stock-based plan for employees or directors of the Company are available for issuance to key employees and directors of the Company. The 1990 Plan permits the granting of any or all of the following types of awards: (a) stock options, (b) stock appreciation rights and (c) restricted stock. As of December 31, 2000, awards for a total of 1,235,550 shares of common stock remain available for grant under the 1990 Plan.

     The 1990 Plan is administered by the Board. Subject to the terms of the 1990 Plan, the Board has the authority to determine plan participants, the types and amounts of awards to be granted and the terms, conditions and provisions of awards. Options granted pursuant to the 1990 Plan may, at the discretion of the Board, be either incentive stock options or non-qualified stock options. The exercise price of incentive stock options may not be less than the fair market value of the common stock on the date of grant and the term of the option may not exceed 10 years. In the case of non-qualified stock options, the exercise price may not be less than 85 percent of the fair market value of the common stock on the date of grant. Any stock appreciation rights granted under the 1990 Plan will give the holder the right to receive cash in an amount equal to the difference between the fair market value of the share of common stock on the date of exercise and the exercise price. Restricted stock under the 1990 Plan will generally consist of shares which may not be disposed of by participants until certain restrictions established by the Board lapse.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     Under the Non-Management Director Stock Option Plan (the "Director Plan"), 60,000 shares of common stock are available for issuance to the outside directors of the Company. Each outside director receives an initial option to purchase 5,000 shares of common stock during the director's first year of service to the Company. Annually thereafter, options to purchase 1,000 shares of common stock are to be granted to each outside director. Options granted pursuant to the Director Plan are non-qualified stock options with terms not to exceed 10 years and the option exercise price must equal the fair market value of the common stock on the date of grant. As of December 31, 2000, options for a total of 18,000 shares of common stock remain available for grant under the Director Plan.

     The following is an analysis of all option activity under the 1990 Plan and the Director Plan for 2000, 1999 and 1998:

                                                               2000                      1999                       1998
                                                      ---------------------    -----------------------     -----------------------
                                                                  Wtd. Avg.                  Wtd. Avg.                   Wtd. Avg.
                                                                  Exercise                   Exercise                    Exercise
                                                        Shares     Price        Shares        Price          Shares       Price
                                                      ---------   ---------    ---------     ---------     ---------     ---------
Beginning stock options outstanding...............    4,616,142    $11.61      3,606,142        $12.79     3,060,322        $10.53
Stock options granted.............................      853,000     19.62      1,070,000          7.30       819,000         20.11
Stock options canceled............................      (49,000)    13.70              -             -       (50,000)        14.08
Stock options exercised...........................     (393,550)     8.87        (60,000)         5.94      (223,180)         8.44
                                                     ----------               ----------             -    ----------
Ending stock options outstanding..................    5,026,592    $13.16      4,616,142        $11.61     3,606,142        $12.79
                                                     ==========    ======     ==========        ======    ==========        ======
Ending stock options exercisable..................    2,238,142    $10.89      1,967,256        $ 8.94     1,490,788        $ 8.47
                                                     ==========    ======     ==========        ======    ==========        ======
Weighted average fair value of
  options granted.................................   $     9.02               $     2.24                  $     4.14
                                                     ==========               ==========                  ==========

     Of the 5,026,592 options outstanding at December 31, 2000: (a) 2,411,342 options have exercise prices between $5.94 and $9.81, with a weighted average exercise price of $8.15 and a weighted average contractual life of 5.8 years (1,377,342 of these options are exercisable currently at a weighted average price of $8.83); (b) 964,250 options have exercise prices between $10.00 and $15.50, with a weighted average exercise price of $14.25 and a weighted average contractual life of 5.7 years (834,100 of these options are exercisable currently at a weighted average price of $14.06); and (c) 1,651,000 options have exercise prices between $16.06 and $22.94, with a weighted average exercise price of $19.84 and a weighted average contractual life of 8.4 years (26,700 of these options are exercisable currently at a weighted average price of $18.36).

     All of the outstanding options are exercisable at various times in years 2001 through 2010. All incentive stock options and non-qualified stock options were granted at fair market value on the date of grant. As of December 31, 2000, no awards other than incentive and non-qualified stock options have been granted under the 1990 Plan. Generally, options granted under the 1990 Plan have a 10-year term and provide for vesting after three years.

     At December 31, 2000, a total of 6,280,142 shares of the Company's common stock are reserved for issuance pursuant to the 1990 Plan and the Director Plan.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

   Preferred Stock

     Preferred stock at December 31, 2000, consists of 5,000,000 authorized but unissued shares. Preferred stock may be issued from time to time in one or more series, and the Board, without further approval of the stockholders, is authorized to fix the dividend rates and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

4. Commitments and Contingencies

     During 2000, the Company fulfilled its international drilling and work unit commitments in Bolivia, Ecuador and Yemen. Through its December 2000 acquisition of Cometra Energy (Canada), Ltd. ("Cometra"), the Company assumed the drilling obligations of Cometra's wholly-owned subsidiary, Cometra Trinidad Limited. These obligations require the acquisition of 15 line kilometers of 2-D seismic, 40 square kilometers of 3-D seismic and drilling of three exploratory wells.

     The Company's stock price guarantee issued to Elf in connection with the Company's acquisition of Elf's Ecuador operations in 1998 expired during 2000. The Company was not required to make any additional cash payment or additional stock issuance in fulfillment of this guarantee.

     The Company had $8.7 million in letters of credit outstanding at December 31, 2000. These letters of credit relate primarily to various obligations for acquisition and exploration activities in South America and bonding requirements of various state regulatory agencies for oil and gas operations. The Company's availability under its revolving credit facility is reduced by the outstanding letters of credit.

     Rent expense was $2.3 million, $1.8 million and $1.2 million for 2000, 1999 and 1998, respectively. The future minimum commitments under long-term, non-cancellable leases for office space are $1.8 million, $1.9 million, $2.0 million, $2.1 million and $3.6 million for the years 2001 through 2005, respectively, with $1.3 million remaining in years thereafter.

     On November 5, 1996, the Province of Santa Cruz, Argentina brought suit against the Company's subsidiary Cadipsa S.A. in the Corte Suprema de Justicia de la Nacion (the Supreme Court of Justice of the Argentine Republic, Buenos Aries, Argentina), Dossier No. s-1451, seeking to recover approximately $10.6 million (which sum includes interest) allegedly due as additional royalties on four concessions granted in 1990 in which the Company currently owns 100 percent working interest. The Company and its predecessors in title have been paying royalties at an eight percent rate; the Province of Santa Cruz claimed the rate should be 12 percent. On May 19, 2000, the Company announced it had received notice of an adverse decision regarding this suit. As a result of the court's decision, the Company has recorded a one-time, after-tax charge to "Other expense" in the second quarter of approximately $25.1 million ($16.3 million after-tax). Further, the Company believes that it is entitled to partial indemnification by a third party with respect to the decision. The pre-tax amount remaining to be paid of $1.6 million is included in "Other payables and accrued liabilities" in the accompanying balance sheet. The impact of the decision on the Company's Argentina production, reserves and present value was not material.

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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

5. Financial Instruments

   Price Risk Management

     The Company periodically uses hedges (swap agreements) to reduce the impact of oil and natural gas price fluctuations on its operating results and cash flows. These swap agreements typically entitle the Company to receive payments from (or require it to make payments to) the counter parties based upon the differential between a fixed price and a floating price based on a published index. The Company's hedging activities are conducted with major corporations and investment and commercial banks which the Company believes are minimal credit risks. The Board of Directors has approved risk management policies and procedures to utilize financial products for the reduction of defined commodity price risks. These policies prohibit speculation with derivatives and limit swap agreements to counter parties with appropriate credit standings.

     At December 31, 2000, the Company was a party to oil price swap agreements for various periods of 2001 covering 3.5 MMBbls at a weighted average NYMEX reference price of $30.76 per Bbl. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

   Fair Value of Financial Instruments

     The Company values financial instruments as required by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The Company estimates the value of the Notes based on quoted market prices. The Company estimates the value of its other long-term debt based on the estimated borrowing rates currently available to the Company for long-term loans with similar terms and remaining maturities. The estimated fair value of the Company's long-term debt at December 31, 2000 and 1999, was $475.2 million and $621.6 million, respectively, compared with a carrying value of $464.2 million and $625.3 million, respectively.

     The fair value of commodity swap agreements is the amount at which they could be settled, based on quoted market prices. The Company was unable to estimate the fair value of the natural gas basis swaps in place at December 31, 1998, as there was no quoted market price available. At December 31, 1999, the Company would have received approximately $700,000 to terminate its oil swap agreements then in place. At December 31, 2000, the Company would have received approximately $16.3 million to terminate its oil swap agreements then in place. The carrying value of other financial instruments approximates fair value because of the short maturity of those instruments.

6. Income Taxes

     Income (loss) before income taxes and cumulative effect of change in accounting principle is composed of the following:


     (In thousands)                             2000     1999       1998
                                              --------  -------  ---------

     Domestic..............................    $123,951  $33,097  $(122,331)
     Foreign...............................     166,324   64,603     (8,898)
                                               --------  -------  ---------

                                               $290,275  $97,700  $(131,229)
                                               ========  =======  =========

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

The total provision (benefit) for income taxes consists of the following:

         (In thousands)                     2000          1999           1998
                                        -----------    ----------    ----------
         Current:

            Domestic...................  $  17,053      $  1,036     $   (5,324)
            Foreign....................     51,805         4,918          1,256

         Deferred:

            Domestic...................     32,460        11,730        (43,722)
            Foreign....................     (8,358)        6,645          4,226
                                        ----------     ---------     ----------

                                         $  92,960      $ 24,329     $  (43,564)
                                        ==========     =========     ==========

A reconciliation of the U.S. Federal statutory income tax rate to the effective rate is as follows:

                                                                                 2000        1999         1998
                                                                              --------     --------     --------
         U.S. Federal statutory income tax rate............................     35.0%        35.0%       (35.0)%
         State income tax..................................................      3.9          3.9         (3.9)
         Foreign operations................................................     (2.8)        (2.9)        (2.1)
         Effect of conversion of foreign production sharing
           contracts.......................................................      4.0)           -            -
         Argentina NOL valuation allowance (reversal)......................        -         (5.8)         4.3
         Argentina NOL carryforward utilization............................        -         (5.2)           -
         U.S. Federal income tax credits...................................        -         (0.1)         1.8
         Other.............................................................     (0.1)           -          1.7
                                                                              ------       ------       ------

                                                                                32.0%        24.9%       (33.2)%
                                                                              ======       ======       ======

The components of the Company's net deferred tax liability as of December 31, 2000 and 1999, are as follows:

         (In thousands)                                                                    2000        1999
                                                                                        ----------   ---------
         Deferred Tax Assets:
                  U.S. Federal and state net operating loss carryforwards...........     $    976      $20,426
                  U.S. Federal alternative minimum tax credit carryforward..........            -        5,242
                  Foreign net operating loss carry forwards.........................       16,291            -
                  Other temporary book/tax differences..............................        7,832        4,101
                                                                                        ---------    ---------

                                                                                           25,099       29,769
                                                                                        ---------    ---------
         Deferred Tax Liabilities:
                  Book/tax differences in property basis............................       58,057       45,183
                  Other temporary book/tax differences..............................          294          366
                                                                                        ---------    ---------

                                                                                           58,351       45,549
                                                                                        ---------    ---------

                           Net deferred tax liability...............................     $ 33,252     $ 15,780
                                                                                        =========    =========

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries, as it is the Company's intention, generally, to reinvest such earnings permanently. The Company has a Bolivian income tax net operating loss ("NOL") of approximately $65 million that does not expire and can be used to offset its future income tax liabilities.

     The Company fully utilized its $60.0 million U.S. Federal regular tax NOL carryforward and its alternative minimum tax credit carryforward in 2000. The Company also has various state NOL carryforwards which have varying lengths of allowable carryforward periods ranging from five to 20 years and can be used to offset future state taxable income.

7. Segment Information

     The Company applies Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company's reportable business segments have been identified based on the differences in products or services provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the gathering segment arise from the transportation and sale of natural gas and crude oil. The gas marketing segment generates revenue by earning fees through the marketing of Company produced gas volumes and the purchase and resale of third party produced gas volumes. The Company evaluates the performance of its operating segments based on operating income.

     Operations in the gathering and gas marketing industries are in the United States. The Company operates in the oil and gas exploration and production industry in the United States, South America, Yemen and, beginning in December 2000, Canada. Summarized financial information for the Company's reportable segments is shown on the following page.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                                            Exploration and Production
                                        ---------------------------------
                                                                  Other                   Gas
                                            U.S.     Argentina    Foreign   Gathering   Marketing   Corporate     Total
                                        ----------  ----------  ---------  ----------  ----------  ----------  ----------
2000 (in thousands)
--------------------------------------
Revenues from external customers........  $346,574  $  256,234  $  52,429    $ 19,998    $128,836     $ 2,110  $  806,181
Intersegment revenues...................         -           -          -       2,080       2,372           -       4,452
Depreciation, depletion and
         amortization expense...........    53,184      33,077     10,074       1,567           -       2,207     100,109
Impairment of oil and gas properties....       225           -          -           -           -           -         225
Operating income (loss).................   192,508     170,301     10,988       1,380       5,049         (98)    380,128
Total assets............................   524,588     459,219    257,926      13,479      35,977      47,208   1,338,397
Capital investments.....................    64,125      92,885    100,663         299           -       2,334     260,306
Long-lived assets.......................   477,198     401,702    215,352       5,862           -       4,940   1,105,054

1999 (in thousands)
--------------------------------------
Revenues from external customers........  $275,486  $  142,374  $  16,103    $  6,955    $ 60,275     $ 1,735  $  502,928
Intersegment revenues...................         -           -          -       1,350       1,285           -       2,635
Depreciation, depletion and
         amortization expense...........    70,520      29,496      3,703       1,400           -       2,688     107,807
Impairment of oil and gas properties....     3,306           -          -           -           -           -       3,306
Operating income (loss).................   112,902      77,033        665         402       2,725        (953)    192,774
Total assets............................   520,443     379,099    174,009       6,372       6,601      81,610   1,168,134
Capital investments.....................    51,571     131,551     54,362         680           -       1,989     240,153
Long-lived assets.......................   476,153     342,179    144,673       3,629           -       4,718     971,352

1998 (in thousands)
--------------------------------------
Revenues from external customers........  $195,060  $   68,630  $   7,359    $  7,741    $ 54,108     $   425  $  333,323
Intersegment revenues...................         -           -          -         884       1,466           -       2,350
Depreciation, depletion and
         amortization expense...........    75,479      26,610      2,968       1,693           -       2,225     108,975
Impairment of oil and gas properties....    70,913           -          -           -           -           -      70,913
Operating income (loss).................   (66,275)     12,282     (2,098)       (210)      2,548      (1,800)    (55,553)
Total assets............................   569,560     256,525    113,956       7,500       8,735      57,899   1,014,175
Capital investments.....................   177,970      44,592     63,798       1,831           -       3,156     291,347
Long-lived assets.......................   536,885     245,831    100,441       4,350           -      10,735     898,242

______________________
     Intersegment sales are priced in accordance with terms of existing contracts and current market conditions. Capital investments include expensed exploratory costs. Corporate general and administrative costs and interest costs are not allocated to segments.

     During 2000, sales to two crude oil purchasers of the exploration and production segment represented approximately 17 percent and 12 percent, respectively, of the Company's total revenues (exclusive of eliminations of intersegment sales and the impact of hedges). During 1999, sales to two crude oil purchasers of the exploration and production segment represented approximately 14 percent and 11 percent, respectively, of the Company's total revenues (exclusive of eliminations of intersegment sales, the impact of hedges and $55.0 million of net proceeds from the sales of oil and gas properties). The Company had no single purchaser to which sales of any segment in 1998 exceeded 10 percent of the Company's total revenues.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

8. Detail of Prepaids and Other Current Assets


       (In thousands)                                           2000     1999
                                                              -------   -------
       Property divestiture proceeds receivable..........     $     -   $ 9,704
       Other prepaids and current assets.................      13,946     9,405
                                                              -------   -------
                                                              $13,946   $19,109
                                                              =======   =======

9. Quarterly Results (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999. The four quarters of 1999 and the first three quarters of 2000 have been restated to reflect a reclassification of transportation and storage charges from revenues to lease operating expense and the first three quarters of 2000 have also been restated to reflect a change in accounting principle related to inventory valuation.

          (In thousands, except per share amounts)                                          Quarter Ended
                                                                      -------------------------------------------------------
                                                                        Mar. 31         Jun. 30        Sept. 30     Dec. 31
                                                                      -----------     -----------    ------------ -----------
          2000
          ----
          Revenues.................................................     $162,391        $156,266(b)     $229,981   $257,543
          Operating income.........................................       73,701          53,783(b)      100,995    110,234
          Cumulative effect of change in accounting principle......       (1,422)              -               -          -
          Provision for income taxes...............................       20,580          14,800          30,837     26,743
          Net income...............................................       38,284(a)       27,059(b)       58,548     72,001
          Income per share:
            Basic..................................................          .61(a)          .43(b)          .93       1.15
            Diluted................................................          .60(a)          .42(b)          .92       1.12

          1999
          ----
          Revenues.................................................     $ 67,388        $ 93,798        $138,272   $203,470(c)
          Operating income (loss)..................................      (14,856)         19,026          51,560    100,635(c)
          Provision (benefit) for income taxes.....................      (11,295)           (733)          9,098     27,259
          Net income (loss)........................................      (18,121)          5,183          27,278     59,031(c)
          Income (loss) per share:
             Basic.................................................         (.34)            .10             .44        .95(c)
             Diluted...............................................         (.34)            .09             .43        .92(c)

____________________
     (a) Net income for the quarter ended March 31, 2000, includes the cumulative effect of a change in accounting principle, net of tax, of $1.4 million, or two cents per share.
     (b) The quarter ended June 30, 2000, includes a reduction in revenues of $25.1 million ($16.3 million net of tax, or 25 cents per share), related to a non-recurring charge resulting from an Argentina litigation loss related to a royalty dispute.
     (c) Revenues and operating income for the quarter ended December 31, 1999, were increased by $47.3 million related to gains recognized on the sale of certain oil and gas properties. The impact of this item increased net income for the quarter ended December 31, 1999, by $28.9 million or 46 cents per basic share and 45 cents per diluted share.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

10. Supplementary Financial Information for Oil and Gas Producing Activities

      Results of Operations from Oil and Gas Producing Activities

      The following sets forth certain information with respect to the Company's results of operations from oil and gas producing activities for the years ended December 31, 2000, 1999 and 1998. The Company began operations in Ecuador in November 1998 and Canada in December 2000.

                                                                                   2000
                                                   ----------------------------------------------------------------
(In thousands)                                        U.S.      Argentina   Bolivia    Ecuador    Other     Total
                                                   ----------  ----------- ---------  --------- --------- ---------
Revenues.........................................     $348,305   $281,334   $19,535    $30,613   $ 2,281   $682,068
Production (lifting) costs.......................       96,386     52,856     3,777      6,116       503    159,638
Exploration costs................................        4,271          -    12,133      2,526     6,312     25,242
Impairment of proved properties..................          225          -         -          -         -        225
Depreciation, depletion and amortization.........       53,184     33,077     7,421      2,067       586     96,335
                                                      --------   --------   -------    -------   -------   --------
Results of operations before income taxes........      194,239    195,401    (3,796)    19,904    (5,120)   400,628
Income tax expense (benefit).....................       75,559     68,390      (949)     4,976    (1,695)   146,281
                                                      --------   --------   -------    -------   -------   --------
Results of operations (excluding corporate
   overhead and interest costs)..................     $118,680   $127,011   $(2,847)   $14,928   $(3,425)  $254,347
                                                      ========   ========   =======    =======   =======   ========

                                                                                   1999
                                                   ----------------------------------------------------------------
(In thousands)                                        U.S.      Argentina   Bolivia    Ecuador    Other     Total
                                                   ----------  ----------- ---------  --------- --------- ---------
Revenues.........................................     $220,495   $142,374   $ 5,786    $10,316   $     -   $378,971
Production (lifting) costs.......................       80,516     35,845     3,024      2,279         -    121,664
Exploration costs................................        8,242          -     1,671          -     4,761     14,674
Impairment of proved properties..................        3,306          -         -          -         -      3,306
Depreciation, depletion and amortization.........       70,520     29,496     2,380      1,323         -    103,719
                                                      --------   --------   -------    -------   -------   --------
Results of operations before income taxes........       57,911     77,033    (1,289)     6,714    (4,761)   135,608
Income tax expense (benefit).....................       22,527     16,695      (438)         -    (1,666)    37,110
                                                      --------   --------   -------    -------   -------   --------
Results of operations (excluding corporate
   overhead and interest costs)..................     $ 35,384   $ 60,338   $  (851)   $ 6,714   $(3,095)  $ 98,490
                                                      ========   ========   =======    =======   =======   ========

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                                                                                 1998
                                                   ----------------------------------------------------------------
(In thousands)                                        U.S.        Argentina      Bolivia     Other          Total
                                                   ---------      ---------     ---------   -------       ---------
Revenues.......................................    $ 195,060      $  68,630     $   6,789   $   570       $ 271,049
Production (lifting) costs.....................       94,332         29,548         2,879       355         127,114
Exploration costs..............................       20,610            191         2,255     1,000          24,056
Impairment of proved properties................       70,913              -             -         -          70,913
Depreciation, depletion and amortization.......       75,479         26,610         2,858       110         105,057
                                                   ---------      ---------     ---------   -------       ---------

Results of operations before income taxes......      (66,274)        12,281        (1,203)     (895)        (56,091)
Income tax expense (benefit)...................      (25,781)         4,299          (423)     (356)        (22,261)
                                                   ---------      ---------     ---------   -------       ---------
Results of operations (excluding corporate
   overhead and interest costs)................    $ (40,493)     $   7,982     $    (780)  $  (539)      $ (33,830)
                                                   =========      =========     =========   =======       =========

     Capitalized Costs and Costs Incurred Relating to Oil and Gas Producing Activities

     The Company's net investment in oil and gas properties at December 31, 2000 and 1999, was as follows:

                                                                             2000
                                 --------------------------------------------------------------------------------------------
(In thousands)                        U.S.        Canada       Argentina     Bolivia       Ecuador       Other        Total
                                 -----------     --------     ----------    --------     ---------     --------    ----------
Unproved properties
   not being amortized.........  $    20,446     $  3,922     $        -    $      -     $       -     $ 22,860    $   47,228
Proved properties
   being amortized.............      949,901       49,981        533,727     113,399        45,086            -     1,692,094
                                 -----------     --------     ----------    --------     ---------     --------    ----------

     Total capitalized costs...      970,347       53,903        533,727     113,399        45,086       22,860     1,739,322
Less accumulated depreciation,
   depletion and amortization..      493,149          596        132,025      15,873         3,427            -       645,070
                                 -----------     --------     ----------    --------     ---------     --------    ----------

     Net capitalized costs.....  $   477,198     $ 53,307     $  401,702    $ 97,526     $  41,659     $ 22,860    $1,094,252
                                 ===========     ========     ==========    ========     =========     ========    ==========

                                                                                     1999
                                                -----------------------------------------------------------------------------
(In thousands)                                      U.S.        Argentina     Bolivia      Ecuador      Other        Total
                                                ----------     ----------    --------     --------     -------    ----------
Unproved properties not being amortized........ $   15,867     $        -    $      -     $    977     $ 6,527    $    23,371
Proved properties being amortized..............    910,357        440,842      96,793       50,309           -      1,498,301
                                                ----------     ----------    --------     --------     -------    -----------

   Total capitalized costs.....................    926,224        440,842      96,793       51,286       6,527      1,521,672
Less accumulated depreciation,
   depletion and amortization..................    455,158         98,663       8,501        1,433           -        563,755
                                                ----------     ----------    --------     --------     -------    -----------

   Net capitalized costs....................... $  471,066     $  342,179    $ 88,292     $ 49,853     $ 6,527    $   957,917
                                                ==========     ==========    ========     ========     =======    ===========

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     The following sets forth certain information with respect to costs incurred (exclusive of general support facilities) in the Company's oil and gas activities during 2000, 1999 and 1998:

                                                                                    2000
                                                  ----------------------------------------------------------------------
(In thousands)                                       U.S.     Canada   Argentina  Bolivia   Ecuador     Other    Total
                                                  --------- --------- ---------- --------- --------- --------- ---------
Acquisitions:
 Undeveloped properties.........................    $ 2,176   $ 3,614    $     -   $   225   $   265   $ 2,768  $  9,048
 Producing properties...........................      6,035    47,927     43,428         -    (5,942)        -    91,448
Exploratory.....................................     23,841       212          -    27,532     1,494    19,721    72,800
Development.....................................     32,072     1,035     49,457       983       829         -    84,376
                                                    -------  --------    -------   -------   -------   -------  --------

   Total costs incurred.........................    $64,124   $52,788    $92,885   $28,740   $(3,354)  $22,489  $257,672
                                                    =======  ========    =======   =======   =======   =======  ========

                                                                               1999
                                                  ------------------------------------------------------------

(In thousands)                                        U.S.    Argentina  Bolivia  Ecuador    Other     Total
                                                  ---------- ---------- -------- --------- -------- ----------
Acquisitions:
 Undeveloped properties.........................     $   510   $      -  $     -   $     -   $  600   $  1,110
 Producing properties...........................      31,662    121,015        -    14,110        -    166,787
Exploratory.....................................      10,316          -   27,834         -    6,882     45,032
Development.....................................       9,083     10,536    2,955     1,981        -     24,555
                                                     -------   --------  -------   -------   ------   --------

   Total costs incurred.........................     $51,571   $131,551  $30,789   $16,091   $7,482   $237,484
                                                     =======   ========  =======   =======   ======   ========

                                                                                 1998
                                                  --------------------------------------------------------------
     (In thousands)                                   U.S.    Argentina   Bolivia   Ecuador    Other     Total
                                                  ---------- ----------- --------  --------- --------  ---------
Acquisitions:
 Undeveloped properties.........................  $    6,460 $        -  $      -  $     101 $  4,200  $  10,761
 Producing properties...........................      70,805          -         -     34,218        -    105,023
Exploratory.....................................      49,952      1,416    10,324        396      604     62,692
Development.....................................      50,753     43,176    13,949          -        6    107,884
                                                  ---------- ----------  --------  --------- --------  ---------

   Total costs incurred.........................  $  177,970 $   44,592  $ 24,273  $  34,715 $  4,810  $ 286,360
                                                  ========== ==========  ========  ========= ========  ==========

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

     Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

     Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The following is an analysis of the Company's proved oil and gas reserves located in the United States, Argentina and Ecuador as estimated by the independent petroleum consultants of Netherland, Sewell & Associates, Inc., in Bolivia as estimated by the independent petroleum consultants of DeGolyer and MacNaughton, and in Canada as estimated by the Company.

                                                                                     Oil (MBbls)
                                                             ------------------------------------------------------------
                                                                 U.S.    Canada   Argentina   Bolivia   Ecuador    Total
                                                             ---------  -------     ------   --------  --------  --------
Proved reserves at December 31, 1997.......................     99,934        -      81,651     6,183         -   187,768

Revisions of previous estimates............................    (38,473)       -      (4,579)     (665)    2,546   (41,171)
Extensions, discoveries and other additions................        306        -       4,091     2,968         -     7,365
Production.................................................     (9,912)       -      (6,322)     (122)      (78)  (16,434)
Purchase of reserves-in-place..............................      5,452        -           -         -    21,577    27,029
Sales of reserves-in-place.................................       (100)       -           -         -         -      (100)
                                                             ---------   ------     -------  --------  --------  --------
Proved reserves at December 31, 1998.......................     57,207        -      74,841     8,364    24,045   164,457

Revisions of previous estimates............................     52,684        -      24,496    (1,952)    1,709    76,937
Extensions, discoveries and other additions................        110        -           -     1,746         -     1,856
Production.................................................     (8,643)       -      (7,560)      (77)     (597)  (16,877)
Purchase of reserves-in-place..............................     10,343        -      44,694         -    23,039    78,076
Sales of reserves-in-place.................................     (1,259)       -           -         -         -    (1,259)
                                                             ---------   ------     -------  --------  --------  --------
Proved reserves at December 31, 1999.......................    110,442        -     136,471     8,081    48,196   303,190

Revisions of previous estimates............................        397        -      18,501    (1,125)    2,540    20,313
Extensions, discoveries and other additions................        329        -           -         -         -       329
Production.................................................     (9,044)     (19)     (9,406)     (131)   (1,261)  (19,861)
Purchase of reserves-in-place..............................        447    2,407      11,970         -         -    14,824
Sales of reserves-in-place.................................       (235)       -           -         -         -      (235)
                                                             ---------   ------     -------  --------  --------  --------
Proved reserves at December 31, 2000.......................    102,336    2,388     157,536     6,825    49,475   318,560
                                                             =========   ======     =======  ========  ========  ========

Proved developed oil reserves at:

    December 31, 1998......................................     51,481        -      47,167     4,390     1,255   104,293
                                                             =========   ======     =======  ========  ========  ========

    December 31, 1999......................................     94,722        -      90,125     6,414     5,524   196,785
                                                             =========   ======     =======  ========  ========  ========

    December 31, 2000......................................     90,774    1,558      94,191     5,668     3,915   196,106
                                                             =========   ======     =======  ========  ========  ========

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                                                                                      Gas (MMcf)
                                                               ----------------------------------------------------
                                                                                                                       Total
                                                                  U.S.    Canada   Argentina   Bolivia     Total       (MBOE)
                                                               --------   -------  ---------   --------    --------   --------
Proved reserves at December 31, 1997........................     360,847        -           -   191,316     552,163   279,795

Revisions of previous estimates.............................     (11,252)       -      12,024   101,624     102,396   (24,105)
Extensions, discoveries and other additions.................      28,345        -           -   121,419     149,764    32,326
Production..................................................     (42,176)       -           -    (5,062)    (47,238)  (24,307)
Purchase of reserves-in-place...............................      53,027        -           -         -      53,027    35,867
Sales of reserves-in-place..................................      (3,279)       -           -         -      (3,279)     (647)
                                                               ---------  -------  ----------  --------   ---------  --------
Proved reserves at December 31, 1998........................     385,512        -      12,024   409,297     806,833   298,929

Revisions of previous estimates.............................      32,505        -      25,222    21,129      78,856    90,080
Extensions, discoveries and other additions.................       1,844        -           -    88,424      90,268    16,901
Production..................................................     (39,150)       -      (4,682)   (4,522)    (48,354)  (24,936)
Purchase of reserves-in-place...............................      14,947        -      81,072         -      96,019    94,079
Sales of reserves-in-place..................................     (34,633)       -           -         -     (34,633)   (7,031)
                                                               ---------  -------  ----------  --------   ---------  --------
Proved reserves at December 31, 1999........................     361,025        -     113,636   514,328     988,989   468,022

Revisions of previous estimates.............................      39,123        -      13,990   (41,521)     11,592    22,245
Extensions, discoveries and other additions.................      34,990        -           -         -      34,990     6,160
Production..................................................     (35,764)    (312)     (8,705)   (8,948)    (53,729)  (28,816)
Purchase of reserves-in-place...............................       1,376   39,790       2,278         -      43,444    22,065
Sales of reserves-in-place..................................      (2,078)       -           -         -      (2,078)     (581)
                                                               ---------  -------  ----------  --------   ---------  --------
Proved reserves at December 31, 2000........................     398,672   39,478     121,199   463,859   1,023,208   489,095
                                                               =========  =======  ==========  ========   =========  ========

Proved developed gas reserves at:

    December 31, 1998.......................................     330,371        -      12,024   278,317     620,712   207,745
                                                               =========  =======   =========  ========   =========  ========

    December 31, 1999.......................................     302,444        -      92,696   415,743     810,883   331,932
                                                               =========  =======   =========  ========   =========  ========

    December 31, 2000.......................................     333,453   33,405      41,822   385,623     794,303   328,490
                                                               =========  =======   =========  ========   =========  ========

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

   Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

     The Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves ("Standardized Measure") is a disclosure requirement under Statement of Financial Accounting Standards No. 69. The Standardized Measure does not purport to present the fair market value of proved oil and gas reserves. This would require consideration of expected future economic and operating conditions which are not taken into account in calculating the Standardized Measure.

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

     Set forth below is the Standardized Measure relating to proved oil and gas reserves at December 31, 2000 and 1999:

                                                                                 2000
                                            ----------------------------------------------------------------------------

(In thousands)                                   U.S.        Canada     Argentina     Bolivia     Ecuador       Total
                                            -------------  ----------  ------------  ----------  ----------  -------------
Future cash inflows......................     $ 6,484,886   $ 355,171   $ 3,757,493   $ 572,917   $ 660,374   $ 11,830,841
Future production costs..................       1,656,100      45,558     1,221,302      48,796     208,957      3,180,713
Future development and
 abandonment costs.......................         221,193      12,696       281,555      51,900     139,990        707,334
                                            -------------  ----------  ------------  ----------  ----------  -------------

Future net cash inflows before
 income tax expense......................       4,607,593     296,917     2,254,636     472,221     311,427      7,942,794
Future income tax expense................       1,675,283     110,332       665,236      97,473      58,225      2,606,549
                                            -------------  ----------  ------------  ----------  ----------  -------------

Future net cash flows....................       2,932,310     186,585     1,589,400     374,748     253,202      5,336,245
10 percent annual discount for
 estimated timing of cash flows..........       1,366,053      39,435       682,161     200,329      97,138      2,385,124
                                            -------------  ----------  ------------  ----------  ----------  -------------

Standardized Measure of discounted
 future net cash flows...................     $ 1,566,257   $ 147,150   $   907,239   $ 174,419     156,064   $  2,951,121
                                            =============  ==========  ============  ==========  ==========  =============

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                                                                               1999
                                               --------------------------------------------------------------------

(In thousands)                                      U.S.       Argentina    Bolivia      Ecuador         Total
                                               ------------  ------------  -----------  ------------  -------------
Future cash inflows.........................    $ 3,287,165   $ 3,326,461    $ 713,314   $ 1,012,113    $ 8,339,053
Future production costs.....................      1,265,432       947,564       51,564       235,312      2,499,872
Future development and
 abandonment costs..........................        188,019       195,729       47,050       140,423        571,221
                                               ------------  ------------  -----------  ------------  -------------

Future net cash inflows before
 income tax expense.........................      1,833,714     2,183,168      614,700       636,378      5,267,960
Future income tax expense...................        538,602       654,633      189,054       204,990      1,587,279
                                               ------------  ------------  -----------  ------------  -------------

Future net cash flows.......................      1,295,112     1,528,535      425,646       431,388      3,680,681
10 percent annual discount for
 estimated timing of cash flows.............        475,281       583,187      222,991       151,985      1,433,444
                                               ------------  ------------  -----------  ------------  -------------

Standardized Measure of discounted
 future net cash flows......................    $   819,831   $   945,348    $ 202,655   $   279,403    $ 2,247,237
                                               ============  ============  ===========  ============  =============

  Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

     The following is an analysis of the changes in the Standardized Measure during 2000, 1999 and 1998:

(In thousands)                                                             2000           1999          1998
                                                                       ------------    ----------    ----------
Standardized Measure - beginning of year.............................    $2,247,237    $  648,222    $1,016,645
Increases (decreases) -
 Sales, net of production costs......................................      (522,545)     (255,260)     (145,709)
 Net change in sales prices, net of production costs.................     1,131,540     1,218,764      (505,314)
 Discoveries and extensions, net of related
   future development and production costs...........................       148,727        62,427        98,521
 Changes in estimated future development costs.......................       (87,127)      (52,195)      (17,025)
 Development costs incurred..........................................        93,276        21,472        98,434
 Revisions of previous quantity estimates............................       267,178       732,703      (124,097)
 Accretion of discount...............................................       298,963        70,357       122,256
 Net change in income taxes..........................................      (645,108)     (687,057)      150,582
 Purchase of reserves-in-place.......................................       278,740       496,237       110,389
 Sales of reserves-in-place..........................................        (4,787)      (54,135)       (1,493)
 Timing of production of reserves and other..........................      (254,973)       45,702      (154,967)
                                                                       ------------    ----------    ----------

Standardized Measure - end of year...................................    $2,951,121    $2,247,237    $  648,222
                                                                       ============    ==========    ==========

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

   Exhibit
   Number                              Description
   ------                              -----------

     3.1 Restated Certificate of Incorporation, as amended, of the Company (Filed as Exhibit 3.2 to the Company's report on Form 10-Q for the quarter ended June 30, 2000, filed August 11, 2000).

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

     4.4 Indenture dated as of January 26, 1999, between The Chase Manhattan Bank, as Trustee, and the Company (Filed as Exhibit 4.4 to the Company's report on Form 10-K for the year ended December 31, 1998, filed March 12, 1999).

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

     10.6* Amendment No. 3 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 15, 1996 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated April 1,
               1996).

     10.7* Amendment No. 4 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 11, 1998 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31,
               1998).

     10.8* Amendment No. 5 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 16, 1999 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31,
               1999).

     10.9* Amendment No. 6 to Vintage Petroleum, Inc. 1990 Stock Plan dated March 17, 2000 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 30,
               2000).

     10.10* Vintage Petroleum, Inc. 401(k) Plan (Filed as Exhibit 4(C) to the Company's Registration Statement on Form S-8, Registration No. 33-55706).

     10.11* Vintage Petroleum, Inc. Non-Management Director Stock Option Plan (Filed as Exhibit 10.18 to the Company's report on Form 10-K for the year ended December 31, 1992, filed March 31, 1993 (the "1992 Form 10-K")).

     10.12* Form of Incentive Stock Option Agreement under the Vintage Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 10.20 to the Company's report on Form 10-K for the year ended December 31, 1990, filed April 1, 1991).

     10.13* Form of Non-Qualified Stock Option Agreement under the Vintage Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 10.20 to the 1992 Form 10-K).

     10.14* Form of Non-Qualified Stock Option Agreement for non-employee directors under the Vintage Petroleum, Inc. 1990 Stock Plan (Filed as Exhibit 10.13 to the Company's report on Form 10-K for the year ended December 31, 1999, filed March 13, 2000).

     10.15 Second Amended and Restated Credit Agreement dated as of November 30, 2000, among the Company, as borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as administrative agent, Bank of America, N.A., as syndication agent, Societe Generale, Southwest Agency, as documentation agent, and ABN AMRO Bank, N.V., as managing agent.

     21.       Subsidiaries of the Company.

     23.1      Consent of Arthur Andersen LLP.

     23.2      Consent of Netherland, Sewell & Associates, Inc.

     23.3      Consent of DeGolyer and MacNaughton.
____________________
     *  Management contract or compensatory plan or arrangement.