Form 10-Q
period 2001-03-31
VINTAGE PETROLEUM INC
filed 2001-05-08
CIK 809428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

                                      OR


    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from               to
                                         --------------   --------------

Commission file number   1-10578
                         -------


                            VINTAGE PETROLEUM, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


          Delaware                                         73-1182669
-------------------------------                 --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


110 West Seventh Street             Tulsa, Oklahoma                   74119-1029
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                (918) 592-0101
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at May 7, 2001
--------------------------                        --------------------------
Common Stock, $.005 Par Value                             63,013,516

                                    PART I



                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                         (In thousands, except shares
                            and per share amounts)
                                  (Unaudited)


                                    ASSETS
                                    ------


                                                              March 31,    December 31,
                                                                2001           2000
                                                             ----------    ------------
CURRENT ASSETS:
  Cash and cash equivalents..............................    $   61,717    $     19,506
  Accounts receivable -
    Oil and gas sales....................................       110,756         146,770
    Joint operations.....................................         7,802           6,267
  Derivative financial instruments.......................         4,644               -
  Prepaids and other current assets......................        16,794          13,946
                                                             ----------    ------------
      Total current assets...............................       201,713         186,489
                                                             ----------    ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, successful efforts method......     1,759,632       1,734,003
  Oil and gas gathering systems and plants...............        19,644          19,252
  Other..................................................        20,989          19,636
                                                             ----------    ------------
                                                              1,800,265       1,772,891

  Less accumulated depreciation, depletion and
    amortization.........................................       695,682         667,837
                                                             ----------    ------------
                                                              1,104,583       1,105,054
                                                             ----------    ------------

OTHER ASSETS, net........................................        48,381          46,854
                                                             ----------    ------------
                                                             $1,354,677    $  1,338,397
                                                             ==========    ============

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                              March 31,    December 31,
                                                                2001          2000
                                                             ----------    ------------
CURRENT LIABILITIES:
  Revenue payable........................................... $   57,427    $     60,519
  Accounts payable - trade..................................     30,858          43,225
  Current income taxes payable..............................     62,745          43,187
  Short-term revolving debt.................................      5,629           3,400
  Other payables and accrued liabilities....................     48,348          61,961
                                                             ----------    ------------
    Total current liabilities...............................    205,007         212,292
                                                             ----------    ------------

LONG-TERM DEBT..............................................    399,257         464,229
                                                             ----------    ------------

DEFERRED INCOME TAXES.......................................     51,443          33,252
                                                             ----------    ------------

OTHER LONG-TERM LIABILITIES.................................      3,731           3,767
                                                             ----------    ------------

STOCKHOLDERS' EQUITY, per accompanying statement:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
    zero shares issued and outstanding......................          -               -
  Common stock, $.005 par, 160,000,000 shares authorized,
    62,961,966 and 62,801,416 shares issued and
    outstanding, respectively...............................        315             314
  Capital in excess of par value............................    321,018         319,893
  Retained earnings.........................................    372,258         303,449
  Accumulated other comprehensive income....................      1,648           1,201
                                                             ----------    ------------
                                                                695,239         624,857
                                                             ----------    ------------
                                                             $1,354,677    $  1,338,397
                                                             ==========    ============

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          -------------------
                                                                            2001       2000
                                                                          --------   --------
REVENUES:
  Oil and gas sales...................................................... $206,879   $139,524
  Gas marketing..........................................................   59,323     18,462
  Oil and gas gathering..................................................    8,109      3,418
  Other income...........................................................    1,179        987
                                                                          --------   --------
                                                                           275,490    162,391
                                                                          --------   --------

COSTS AND EXPENSES:
  Lease operating, including production taxes............................   47,856     35,575
  Exploration costs......................................................    2,203      2,304
  Gas marketing..........................................................   57,326     17,527
  Oil and gas gathering..................................................    8,355      2,668
  General and administrative.............................................   11,979      9,003
  Depreciation, depletion and amortization...............................   27,591     21,613
  Interest...............................................................   10,917     13,415
                                                                          --------   --------
                                                                           166,227    102,105
                                                                          --------   --------

    Income before income taxes and cumulative effect of change in
      accounting principle...............................................  109,263     60,286
                                                                          --------   --------

PROVISION FOR INCOME TAXES:
  Current................................................................   22,238     14,228
  Deferred...............................................................   16,327      6,352
                                                                          --------   --------
                                                                            38,565     20,580
                                                                          --------   --------

    Income before cumulative effect of change in accounting principle....   70,698     39,706

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, net of income taxes of $644.................................        -     (1,422)
                                                                          --------   --------

NET INCOME............................................................... $ 70,698   $ 38,284
                                                                          ========   ========

BASIC INCOME PER SHARE:
  Income before cumulative effect of change in accounting principle...... $   1.12   $    .63
  Cumulative effect of change in accounting principle....................        -       (.02)
                                                                          --------   --------

  Net income............................................................. $   1.12   $    .61
                                                                          ========   ========

DILUTED INCOME PER SHARE:
  Income before cumulative effect of change in accounting principle...... $   1.10   $    .62
  Cumulative effect of change in accounting principle....................        -       (.02)
                                                                          --------   --------

  Net income............................................................. $   1.10   $    .60
                                                                          ========   ========

Weighted Average Common Shares Outstanding:
  Basic..................................................................   62,898     62,412
                                                                          ========   ========
  Diluted................................................................   64,055     63,788
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

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                           AND COMPREHENSIVE INCOME
                           ------------------------

                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                   -----------------------------------------
                                (In thousands)
                                  (Unaudited)



                                                     Capital                Accumulated
                                    Common Stock    In Excess                  Other
                                  ----------------   of Par     Retained   Comprehensive
                                   Shares   Amount    Value     Earnings      Income         Total
                                  --------  ------  ---------   --------   -------------   --------
Balance at December 31, 2000.....   62,801    $314   $319,893   $303,449      $  1,201     $624,857

Cumulative effect of adoption of
  SFAS No. 133....................       -       -          -          -        14,915       14,915

Comprehensive income:
  Net income......................       -       -          -     70,698             -       70,698
  Foreign currency translation
    adjustment....................       -       -          -          -        (2,390)      (2,390)
  Change in value of unrealized
    derivative gains..............       -       -          -          -       (12,078)     (12,078)
                                                                                           --------
  Total comprehensive income......       -       -          -          -             -       56,230
                                                                                           --------

Exercise of stock options and
  resulting tax effects...........     161       1      1,125          -             -        1,126
Cash dividends declared
  ($.03 per share)................       -       -          -     (1,889)            -       (1,889)
                                  --------  ------  ---------   --------   -------------   --------

Balance at March 31, 2001.........  62,962    $315   $321,018   $372,258      $  1,648     $695,239
                                  ========  ======  =========   ========   =============   ========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)
                                  (Unaudited)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                             -------------------
                                                                                               2001       2000
                                                                                             --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................................................ $ 70,698  $  38,284
  Adjustments to reconcile net income to cash provided by operating activities -
    Depreciation, depletion and amortization...............................................    27,591     21,613
    Exploration costs......................................................................     2,203      2,304
    Provision for deferred income taxes....................................................    16,327      6,352
    Cumulative effect of change in accounting principle....................................         -      1,422
    Foreign currency translation gain......................................................      (147)         -
    Gain on disposition of assets..........................................................       (26)         -
                                                                                             --------  ---------
                                                                                              116,646     69,975

    Decrease in receivables................................................................    34,478      3,048
    Increase (decrease) in payables and accrued liabilities................................   (17,693)    14,982
    Other..................................................................................    (3,491)     5,594
                                                                                             --------  ---------
      Cash provided by operating activities................................................   129,940     93,599
                                                                                             --------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -
    Oil and gas properties.................................................................   (26,825)   (23,272)
    Gathering systems and other............................................................    (1,745)      (386)
  Other....................................................................................    (1,473)    (1,171)
                                                                                             --------  ---------

      Cash used by investing activities....................................................   (30,043)   (24,829)
                                                                                             --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock.....................................................................     1,126        132
  Advances on revolving credit facility and other borrowings...............................    12,427      7,032
  Payments on revolving credit facility and other borrowings...............................   (66,965)  (110,324)
  Dividends paid...........................................................................    (1,884)    (1,560)
  Other....................................................................................    (2,390)         -
                                                                                             --------  ---------

      Cash used by financing activities....................................................   (57,686)  (104,720)
                                                                                             --------  ---------

Net increase (decrease) in cash and cash equivalents.......................................    42,211    (35,950)

Cash and cash equivalents, beginning of period.............................................    19,506     42,687
                                                                                             --------  ---------

Cash and cash equivalents, end of period...................................................  $ 61,717  $   6,737
                                                                                             ========  =========

           See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                            March 31, 2001 and 2000

1.   GENERAL

     The accompanying financial statements are unaudited. The consolidated financial statements include the accounts of Vintage Petroleum, Inc. and its wholly- and majority-owned subsidiaries and its proportionately consolidated general partner interests in various joint ventures (collectively, the "Company"). Management believes that all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. Certain 2000 amounts have been reclassified to conform with the 2001 presentation. These reclassifications have no impact on net income. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements and notes should be read in conjunction with the 2000 audited financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K, Item 8, Financial Statements and Supplementary Data.

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

     The Company reviews its proved oil and gas properties for impairment on a field basis. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from production of total proved and risk-adjusted probable and possible oil and gas reserves over the economic life of the reserves, based on the Company's expectations of future oil and gas prices and costs, consistent with the method used for acquisition evaluations. Prior to 2001, the Company considered only proved oil and gas reserves in determining fair value. The change to total risk-adjusted reserves had no material effect on the Company's financial statements for the period ended March 31, 2001. In estimating the future net revenues, the Company assumed that the current oil and gas price environment would decrease to more historical levels over a short period of time and thereafter, escalate annually. The Company assumed operating costs would escalate annually beginning at current levels. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions. No impairment provision related to proved oil and gas properties was required for the first three months of either 2001 or 2000.

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

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition asset of approximately $18.5 million related to cash flow hedges in place that are used to reduce the volatility in commodity prices for portions of the Company's forecasted oil production. Additionally, the Company recorded, net of tax, an adjustment to accumulated other comprehensive income (Stockholders' Equity section of the balance sheet) of approximately $14.9 million. The amount recorded to accumulated other comprehensive income will be relieved over time and taken to the income statement as the physical transactions being hedged are finalized. A significant portion of the Company's cash flow hedges in place at January 1, 2001, had settled as of March 31, 2001, with the actual cash flow impact recorded in "Oil and gas sales" on the Company's income statement.

     Statements of Cash Flows

     During the three months ended March 31, 2001 and 2000, the Company made cash payments for interest totaling approximately $6.3 million, and $8.9 million, respectively. Cash payments made during the first three months of 2001 and 2000 for U.S. Federal and state income taxes were approximately $41,000 and $425,000, respectively. The Company made cash payments of approximately $2.3 million and $1.3 million during the first three months of 2001 and 2000, respectively, for foreign income taxes, primarily in Argentina.

     Earnings Per Share

     The Company applies Financial Accounting Standards Board Statement No. 128, Earnings Per Share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share for the first quarters of 2001 and 2000 were computed assuming the exercise of all dilutive options, as determined by applying the treasury stock method. In addition, for the three months ended March 31, 2001 and 2000, the Company had outstanding stock options for 638,000 and 1,584,000 additional shares of the Company's common stock, respectively, with average exercise prices of $21.82 and $17.82, respectively, which were antidilutive.

     Lease Operating Expense

     For the three months ended March 31, 2001, the Company recorded in lease operating expenses gross production taxes and transportation and storage expenses of approximately $5.1 million and $2.8 million, respectively. For the three months ended March 31, 2000, the Company recorded in lease operating expenses gross production taxes and transportation and storage expenses of approximately $3.4 million and $1.8 million, respectively.

     Foreign Currency

     Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Canadian subsidiary, which uses the Canadian dollar. Adjustments arising from translation of the Canadian subsidiary's financial statements are reflected in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the Company's functional currency are included in the results of operations as incurred.

     Cumulative Effect of Change in Accounting Principle

     The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101"), in the fourth quarter of 2000, effective January 1, 2000. SAB No. 101 requires oil inventories held in storage facilities to be valued a cost. Cost is defined as lifting costs plus depreciation, depletion and amortization. The Company previously followed industry practice by valuing oil inventories at market. The cumulative effect reduced net income by $1.4 million, net of income tax effects of approximately $0.6 million. The first three months of 2000 have been restated to give effect to this change in accounting principle. Additional volatility in quarterly and annually reported earnings may occur in the future as a result of fluctuations in oil inventory levels.

     Transportation and Storage Costs

     The Company adopted Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10") in the fourth quarter of 2000. EITF 00-10 requires that transportation and storage costs be shown as an expense in the statement of operations and not deducted from revenues. The Company previously followed industry practice by deducting transportation and storage costs from revenues. The Company now records transportation and storage costs as lease operating costs. The first three months of 2000 have been restated to reflect the adoption of EITF 00-10. The adoption of EITF 00-10 did not impact net income.

     Comprehensive Income

     The Company applies the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The Company had no non-owner changes in equity other than net income during the three months ended March 31, 2000. The Company had negative foreign currency translation adjustments of approximately $2.4 million for the three months ended March 31, 2001, which it has included in accumulated other comprehensive income in the Stockholders' Equity section of the accompanying balance sheet. The Company also recorded under SFAS No. 133 a change in unrealized derivative gains of approximately $12.1 million, related to oil swaps, reducing the unrealized gains, net of tax, to $2.8 million at March 31, 2001.

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

     Operations in the gathering/plant and gas marketing segments are in the United States. The Company operates in the oil and gas exploration and production segment in the United States, Canada, South America and Yemen. Summarized financial information for the Company's reportable segments for the first quarters of 2001 and 2000 is shown in the following table:

                                                    Exploration and Production
                                    ----------------------------------------------------------
                                                                                        Other
                                       U.S.     Canada  Argentina   Bolivia   Ecuador  Foreign
                                    ---------  -------  ---------  --------   -------  -------
2001 - 1/st/ Quarter
----------------------------------
Revenues from external customers..   $123,840  $ 5,621   $ 67,480  $  4,386   $ 6,064  $     -
Intersegment revenues.............          -        -          -         -         -        -
Depreciation, depletion and
   amortization expense...........     13,911    1,658      9,558     1,006       562        -
Operating income..................     78,416    2,046     44,057     2,495     3,405      217
Total assets......................    524,490   55,131    447,633   122,763    52,781   23,993
Capital investments...............     11,876    1,658     13,974       536     2,137      228
Long-lived assets.................    473,154   50,388    405,810    97,049    43,214   23,312

2000 - 1/st/ Quarter
----------------------------------
Revenues from external customers..   $ 74,871  $     -   $ 55,144  $  2,053   $ 7,873  $     -
Intersegment revenues.............          -        -          -         -         -        -
Depreciation, depletion and
   amortization expense...........     12,384        -      6,609     1,248       533        -
Operating income (loss)...........     38,828        -     37,811    (1,495)    6,220      (77)
Total assets......................    517,799        -    375,025   113,655    61,654    9,567
Capital investments...............      7,062        -      6,987     6,060       610    2,955
Long-lived assets.................    466,770        -    341,664    91,415    49,986    9,406


                                    Gathering/      Gas
                                      Plant      Marketing  Corporate    Total
                                    ----------   ---------  ---------  ----------
2001 - 1/st/ Quarter
-----------------------------------
Revenues from external customers...    $ 8,109     $59,323    $   667  $  275,490
Intersegment revenues..............        332         783          -       1,115
Depreciation, depletion and
   amortization expense............        306           -        590      27,591
Operating income (loss)............       (553)      1,998         78     132,159
Total assets.......................     12,084      24,653     91,149   1,354,677
Capital investments................        392           -      1,352      32,153
Long-lived assets..................      5,954           -      5,702   1,104,583

2000 - 1/st/ Quarter
-----------------------------------
Revenues from external customers...    $ 3,418     $18,462    $   570  $  162,391
Intersegment revenues..............        550         490          -       1,040
Depreciation, depletion and
   amortization expense............        369           -        470      21,613
Operating income...................        381         934        102      82,704
Total assets.......................     10,430       7,693     28,550   1,124,373
Capital investments................         21           -        365      24,060
Long-lived assets..................      6,781           -      4,669     970,691

     Intersegment sales are priced in accordance with terms of existing contracts and current market conditions. Capital investments include expensed exploratory costs. Corporate general and administrative costs and interest costs are not allocated to the operating income (loss) of the segments.

4.   COMMITMENTS AND CONTINGENCIES

     Through its December 2000 acquisition of Cometra Energy (Canada) Ltd. ("Cometra"), the Company assumed the drilling obligations of Cometra's wholly-owned subsidiary, Cometra Trinidad Limited. These obligations require the acquisition of 15 line kilometers of 2-D seismic, 40 square kilometers of 3-D seismic and drilling of three exploratory wells. As of March 31, 2001, all seismic obligations have been fulfilled and site preparation for the first two exploratory wells had begun with spudding of both wells scheduled for the second quarter of 2001.

     The Company had approximately $8.7 million in letters of credit outstanding at March 31, 2001. These letters of credit relate primarily to various obligations for acquisition and exploration activities in South America and bonding requirements of various state regulatory agencies for U.S. oil and gas operations. The Company's availability under its revolving credit facility is reduced by the outstanding letters of credit.

     The Company is a defendant in various lawsuits and is a party to governmental proceedings from time to time arising in the ordinary course of business. In the opinion of management, none of the various pending lawsuits and proceedings should have a material adverse impact on the Company's financial position or results of operations.

5.   SUBSEQUENT EVENT

     On May 2, 2001, the Company completed the acquisition of Canadian-based Genesis Exploration Ltd. ("Genesis") for total consideration of $593 million, including transaction costs and the assumption of the estimated net indebtedness of Genesis at closing (the "Genesis Acquisition"). The cash portion of the acquisition price was paid through advances under the Company's revolving credit facility and cash on hand. The Genesis Acquisition will be accounted for using purchase accounting.

     The Company estimates that it acquired 62.2 million barrels of oil equivalent (BOE) of proved reserves in the transaction with Genesis consisting of approximately 27.7 million barrels of oil and 207.2 Bcf of gas. Current net daily production, after estimated royalties, from Genesis properties is about 17,800 BOE, composed of approximately 71 MMcf of gas and 6,060 barrels of oil. The reserves acquired in the Genesis transaction are located primarily in the provinces of Alberta and Saskatchewan with a significant exploration exposure in the Northwest Territories.

     In addition to reserves, the Company acquired over one million net undeveloped acres principally located in the areas of Alberta and Saskatchewan with a significant portion, aggregating to 440,000 net acres, in the Northwest Territories. Also, the Genesis Acquisition brings with it over 600 square miles of 3-D seismic and over 15,000 miles of 2-D seismic. Capital of $58 million has been budgeted for the work activity planned for the remaining eight months of 2001.

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


                                Three Months Ended
                                     March 31,
                              ----------------------
                                2001         2000
                              --------    ----------
Production:
  Oil (MBbls) -
     U.S. ..................     2,185         2,223
     Argentina .............     2,476(a)      1,921(b)
     Ecuador ...............       337(a)        329(b)
     Bolivia ...............        23(a)         18(b)
     Canada ................        59             -
       Total ...............     5,080(a)      4,491(b)

  Gas (MMcf) -
     U.S. ..................     8,561         8,642
     Argentina .............     2,042         1,483
     Bolivia ...............     1,867         1,126
     Canada ................       830             -
       Total ...............    13,300        11,251

  Total MBOE ...............     7,297         6,366

Average prices:
  Oil (per Bbl) -
     U.S. ..................   $ 25.68(c)    $ 24.32(d)
     Argentina .............     26.05(c)      27.24
     Ecuador ...............     17.98         23.94
     Bolivia ...............     30.66         27.55
     Canada ................     26.39             -
       Total ...............     25.38(c)      25.55(d)

  Gas (per Mcf) -
     U.S. ..................   $  7.85       $  2.36
     Argentina .............      1.45          1.90
     Bolivia ...............      1.97          1.39
     Canada ................      4.89             -
       Total ...............      5.86          2.20

------------------
     (a) Total production for the three months ended March 31, 2001, before the impact of changes in inventories was 5,163 MBbls (Argentina - 2,544 MBbls, Ecuador - 350 MBbls, Bolivia - 25 MBbls).

     (b) Total production for the three months ended March 31, 2000, before the impact of changes in inventories was 4,765 MBbls (Argentina - 2,218 MBbls, Ecuador - 305 MBbls, Bolivia - 19 MBbls).

     (c) Reflects the impact of oil hedges which increased the Company's first quarter 2001 U.S., Argentina and total average oil prices per Bbl by $0.62, $1.88 and $1.19, respectively.

     (d) Reflects the impact of oil hedges which decreased the Company's first quarter 2000 U.S. and total average oil prices per Bbl by $1.18 and $0.58, respectively.

     Average U.S. and Canada oil prices received by the Company fluctuate generally with changes in the NYMEX reference price for oil. The Company's Argentina oil production is sold at West Texas Intermediate spot prices as quoted on the Platt's Crude Oil Marketwire (approximately equal to the NYMEX reference price) less a specified differential. The Company's Ecuador production is sold to various third party purchasers at West Texas Intermediate spot prices less a specified differential. The Company experienced a one percent decrease in its average oil price, including the impact of hedging activities (seven percent decrease excluding hedging impact), during the first quarter of 2001 as compared to the same period of 2000. The Company's realized average oil price for the first three months of 2001 (before hedges) was approximately 84 percent of the NYMEX reference price compared to 89 percent for the same period of 2000.

     The Company participated in oil hedges covering 2.16 MMBbls and 1.31 MMBbls during the first three months of 2001 and 2000, respectively. The impact of the 2001 hedges increased the Company's U.S. average oil price for the first three months of 2001 by 62 cents to $25.68 per Bbl, its Argentina average oil price by $1.88 to $26.05 per Bbl and its overall average oil price by $1.19 to $25.38 per Bbl. The impact of the 2000 hedges reduced the Company's U.S. average oil price for the first three months of 2000 by $1.18 to $24.32 per Bbl, and its overall average oil price by 58 cents to $25.55 per Bbl.

     Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region as evidenced by the significantly higher gas prices in California during the first quarter 2001 due to the localized power shortage. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. In Argentina, the Company's average gas price is primarily determined by the realized price of oil from its El Huemul concession; however, this contract expires at the end of 2001. The Company anticipates securing long-term contracts for this gas during 2001 and it expects future gas prices to be at lower levels than the current contract. The Company's Canada gas is generally sold at spot market prices as reflected by the AECO gas price index. The Company's total average gas price for the first three months of 2001 was 166 percent higher than the same period of 2000.

     The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company has entered into various oil hedges (swap agreements) for a total of 1.375 MMBbls of oil at a weighted average price of $29.61 per Bbl (NYMEX reference price) for the last three quarters of 2001. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future. The following table reflects the barrels currently hedged and the corresponding weighted average NYMEX reference prices by quarter for the remainder of 2001:


                                                    NYMEX
                                               Reference Price
                                                    Price
                Quarter Ending        Barrels      Per Bbl
                -------------------   -------  ---------------

                June 30, 2001         455,000       $30.66
                September 30, 2001    460,000        29.61
                December 31, 2001     460,000        28.58

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on first quarter 2001 oil production, a change in the average oil price realized, before hedges, by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on an annual basis of approximately $3.2 million and $5.0 million, respectively. A 10 cent per Mcf change in the average price realized, before hedges, by the Company for gas would result in a change in net income and cash flow before income taxes on an annual basis of approximately $3.3 million and $5.3 million, respectively, based on first quarter 2001 gas production.

Period to Period Comparison

Three Months ended March 31, 2001, Compared to Three Months ended March 31, 2000

     The Company reported net income of $70.7 million for the three months ended March 31, 2001, compared to net income of $38.3 million for the same period in 2000. A 166 percent increase in average gas prices received by the Company and a 15 percent increase in production on a BOE basis were primarily responsible for the significant increase in its net income.

     Oil and gas sales increased $67.4 million (48 percent), to $206.9 million for the first three months of 2001 from $139.5 million for the same period of 2000. A 166 percent increase in average gas prices, coupled with an 18 percent increase in gas production, accounted for an increase of $53.2 million. A 13 percent increase in oil production, partially offset by a one percent decrease in average oil prices, accounted for an additional increase of $14.2 million. The Company had a 13 percent increase in oil production primarily as a result of 2000 and 2001 exploitation activities in Argentina and volumes associated with its Argentina Cuyo basin properties acquired in September 2000. The Company's gas production rose by 18 percent due primarily to the gas production from the Canadian properties acquired through the purchase of 100 percent of the outstanding common stock of Cometra Energy (Canada) Ltd. (the "Cometra Acquisition") in December 2000, increased production in Bolivia as a result of increased takes into the Bolivia-to-Brazil pipeline and increased gas production in the Company's Argentina concessions.

     Lease operating expenses, including production taxes, increased $12.3 million (35 percent), to $47.9 million for the first three months of 2001 from $35.6 million for the same period of 2000. The increase in lease operating expenses is due primarily to increased production as a result of the Company's 2000 drilling programs, an increase in production taxes due to higher product prices, increased lease power and field services costs, certain one-time repair costs and costs associated with properties acquired through the Cometra Acquisition. Lease operating expenses per equivalent barrel produced increased to $6.56 in the first quarter of 2001 from $5.59 for the same period in 2000. As the result of a Securities and Exchange Commission mandate, transportation and storage costs billed to the Company have been reclassified to lease operating expenses for all periods shown. These costs had been previously reported as a reduction of oil and gas revenues consistent with oil and gas industry practice. This reclassification added 38 cents and 28 cents to the reported lease operating expense per BOE for the first three months of 2001 and 2000, respectively.

     Exploration costs decreased $0.1 million (4 percent), to $2.2 million for the first quarter of 2001 from $2.3 million for the same period of 2000. During the first quarter of 2001, the Company's exploration costs included $1.5 million for unsuccessful exploratory drilling and leasehold impairments, and $0.7 million for seismic and other geological and geophysical costs. Exploration expenses for the first quarter of 2000 consisted of $2.1 million for unsuccessful exploratory drilling and $0.2 million for lease impairments.

     General and administrative expenses increased $3.0 million (33 percent), to $12.0 million for 2001 from $9.0 million for the same period of 2000, due primarily to personnel additions and consulting costs in conjunction with the Company's higher level of capital expenditures, bonuses paid to the Company's international employees in February 2001 and costs associated with the Company's new Canadian operations acquired in December 2000. The Company's G&A per BOE for the first quarter of 2001 was $1.64 compared to $1.41 for the same period of 2000.

     Depreciation, depletion and amortization increased $6.0 million (28 percent), to $27.6 million for the first quarter of 2001 from $21.6 million for the same period of 2000, primarily due to a 15 percent increase in total production. The Company's average oil and gas DD&A rate per equivalent barrel produced increased from $3.25 in the first quarter of 2000 to $3.65 in the first quarter of 2001.

     Interest expense decreased $2.5 million (19 percent), to $10.9 million for the first quarter of 2001 from $13.4 million for the same period of 2000, primarily as a result of a 23 percent decrease in the Company's total average outstanding debt due to the Company's significant repayment of outstanding debt from its significantly increased cash flow in excess of capital expenditures. The Company's average interest rate for its outstanding debt for the first quarter of 2001 was 9.10 percent compared to 8.59 percent in the same period of 2000 reflecting the impact of the smaller amount of floating rate long-term debt outstanding quarter over quarter. The Company had $9.3 million and $5.0 million of accrued interest payable at March 31, 2001, and December 31, 2000, respectively, included in other payables and accrued liabilities.

Capital Expenditures

     During the first quarter of 2001, the Company's total oil and gas capital expenditures were $30.4 million. In North America, the Company's non-acquisition oil and gas capital expenditures totaled $12.4 million. Exploration activities accounted for $5.6 million of the North America capital expenditures with exploitation activities contributing $6.8 million. During the first quarter of 2001, the Company's international non-acquisition oil and gas capital expenditures totaled $17.0 million, including $14.1 million in Argentina on exploitation activities and $2.1 million in Ecuador, principally on exploitation. The Company also spent a combined $0.5 million in Bolivia and Yemen during the first quarter of 2001. This sizeable decrease from 2000 spending in these two countries is the result of the completion of the Bolivia drilling program in 2000 and the Company's current evaluation stage of the 2000 Yemen drilling program results.

     As of March 31, 2001, the Company had total unevaluated oil and gas property costs of approximately $47.5 million consisting of undeveloped leasehold costs of $30.8 million and exploratory drilling in progress of $16.7 million. Approximately $20.8 million of the unevaluated costs are associated with the Company's Yemen drilling program. Future exploration expense and earnings may be impacted to the extent any of the exploratory drilling is determined to be unsuccessful.

     On May 2, 2001, the Company completed the Genesis Acquisition for total consideration of $593 million, including transaction costs and the assumption of the estimated net indebtedness of Genesis at closing. The cash portion of the acquisition price was paid through advances under the Company's revolving credit facility and cash on hand.

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally-generated cash flow to fund capital expenditures other than significant acquisitions. The Company's non-acquisition capital expenditure budget for 2001 is currently set at $278 million, including $58 million for expenditures on the newly acquired Genesis properties. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally-generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "Liquidity"), however, no assurance can be given that sufficient funds will be available to fund the Company's desired acquisitions.

Liquidity

     Internally generated cash flow and the borrowing capacity under its revolving credit facility are the Company's major sources of liquidity. In addition, the Company may use other sources of capital, including the issuance of additional debt securities or equity securities, to fund any major acquisitions it might secure in the future and to maintain its financial flexibility.

     In the past, the Company has accessed the public markets to finance significant acquisitions and provide liquidity for its future activities. Since 1990, in conjunction with the purchase of substantial oil and gas assets, the Company completed five public equity offerings as well as three public debt offerings, which provided the Company with aggregate net proceeds of approximately $643 million.

     Under the Second Amended and Restated Credit Agreement dated November 30, 2000 (the "Bank Facility"), certain banks have provided to the Company a $625 million unsecured revolving credit facility. The Bank Facility establishes a borrowing base determined by the banks' evaluation of the Company's oil and gas reserves. The amount available to be borrowed under the Bank Facility is limited to the lesser of the facility size or the borrowing base, which are both currently set at $625 million. The Company's current borrowing base of $625 million is before consideration of the Genesis properties. As a result of the Genesis Acquisition, the Company expects its borrowing base to be increased, but cannot predict at this time by how much.

     Outstanding advances under the Bank Facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. As of March 31, 2001, the Company had no borrowings outstanding under its Bank Facility, excluding outstanding letters of credit of approximately $8.7 million. Subsequent to the closing of the Genesis Acquisition, the Company had outstanding borrowings of $562 million, excluding letters of credit. The Company must pay a commitment fee ranging from 0.325 to
0.50 percent per annum on the unused portion of the banks' commitment.

     On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's oil and gas reserves. If the sum of outstanding senior debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Final maturity of the Bank Facility is November 30, 2005.

     Subsequent to the closing of the Genesis Acquisition, the unused portion of the Bank Facility, before consideration of the positive impact of the Genesis Acquisition on the Company's borrowing base, was approximately $54 million. The unused portion of the Bank Facility and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and such properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased.

     The Company's internally generated cash flow, results of operations and financing for its operations are dependent on oil and gas prices. For the first quarter of 2001, approximately 70 percent of the Company's production was oil. Realized oil prices for the period decreased by one percent as compared to the same period of 2000 and total production on a BOE basis increased by 15 percent. As a result, the Company's earnings and cash flows materially increased compared to the first quarter of 2000. To the extent oil prices decline, the Company's earnings and cash flow from operations may be adversely impacted. However, the Company believes that its cash flows and unused availability under the Bank Facility are sufficient to fund its planned capital expenditures for the foreseeable future.

Inflation

     In recent years inflation has not had a significant impact on the Company's operations or financial condition.

Income Taxes

     The Company incurred a current provision for income taxes of approximately $22.2 million and $14.2 million for the first three months of 2001 and 2000, respectively. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries as it is the Company's intention, generally, to reinvest such earnings permanently.

Change in Accounting Principles

     The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101"), in the fourth quarter of 2000, effective January 1, 2000. SAB No. 101 requires oil inventories held in storage facilities to be valued at cost. Cost is defined as lifting costs plus depreciation, depletion and amortization. The Company previously followed industry practice by valuing oil inventories at market. The cumulative effect reduced net income by $1.4 million, net of income tax effects of $0.6 million. The first three months of 2000 have been restated to give effect to this change in accounting principle. Additional volatility in quarterly and annually reported earnings may occur in the future as a result of the required adoption of SAB No. 101 and fluctuations in oil inventory levels.

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

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition asset of $18.5 million related to cash flow hedges in place that are used to reduce the volatility in commodity prices for portions of the Company's forecasted oil production. Additionally, the Company recorded, net of tax, an adjustment to accumulated other comprehensive income (Stockholders' Equity section of the balance sheet) of $14.9 million. The amount recorded to accumulated other comprehensive income will be relieved over time and taken to the income statement as the physical transactions being hedged are finalized.

Foreign Operations

     For information on the Company's foreign operations, see "Foreign Currency and Operations Risk" under Item 3 of this Form 10-Q.

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

     Factors that could cause actual results to differ materially from those in forward-looking statements include: oil and gas prices; exploitation and exploration successes; continued availability of capital and financing; general economic, market or business conditions; acquisition opportunities (or lack thereof); changes in laws or regulations; risk factors listed from time to time in the Company's reports and other documents filed with the Securities and Exchange Commission; and other factors. The Company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The Company's operations are exposed to market risks primarily as a result of changes in commodity prices, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Commodity Price Risk

     The Company produces, purchases and sells crude oil, natural gas, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. During 2000, the Company entered into various oil hedges (swap agreements) for a total of 3.5 MMBbls of oil at a weighted average NYMEX reference price of $30.76 per Bbl for the calendar year 2001. The fair value of commodity swap agreements is the amount at which they could be settled, based on quoted market prices. At March 31, 2001, the Company would have received approximately $4.6 million to terminate its oil swap agreements then in place for the last three quarters of 2001 covering a total 1.375 MMBbls of oil at an average NYMEX reference price of $29.61 per Bbl. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

     Interest Rate Risk

     The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR based borrowings from its commercial banks. To reduce the impact of fluctuations in interest rates, the Company maintains a portion of its total debt portfolio in fixed rate debt. At March 31, 2001, the amount of the Company's fixed rate debt was 100 percent of its total long-term debt. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

     The following table provides information about the Company's long-term debt principal payments and weighted-average interest rates by expected maturity dates:

                                                                                              Fair
                                                                                             Value
                                                                          There-               at
                                   2001    2002   2003  2004    2005      after    Total    03/31/01
                                  ------  ------  ----  ----  --------  --------  --------  ---------
Long-Term Debt:
Fixed rate (in thousands).....        -        -     -     -  $149,807  $249,450  $399,257  $ 420,234
Average interest rate.........        -        -     -     -      9.0%      9.3%      9.2%          -
Variable rate (in thousands)..        -        -     -     -        -         -         -           -
Average interest rate.........        -        -     -     -        -         -         -           -

     Foreign Currency and Operations Risk

     International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. The Company has international operations in Argentina, Bolivia, Ecuador, Canada and Yemen. For the first quarter of 2001, the Company's exploration and production operations in Argentina accounted for approximately 24 percent of the Company's revenues, 33 percent of the Company's operating income and 33 percent of its total assets. During the first quarter of 2001, the Company's operations in Argentina represented its only foreign operations accounting for more than 10 percent of its revenues or operating income or total assets. The Company continues to identify and evaluate international opportunities, but currently has no binding agreements or commitments to make any material international investment. As a result of such significant foreign operations, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in these foreign countries.

     Since 1999, Argentina's economy has been in recession. In an effort to regain control of the economy, President Fernando de la Rua recently appointed Domingo Cavallo as Minister of Economy. Mr. Cavallo was then granted emergency powers by Congress to introduce reforms to achieve an economic reactivation by restoring growth and competitiveness and avoiding a debt restructuring with the IMF. Mr. Cavallo's immediate measures rely upon a cyclical improvement in tax revenue, clamping down on tax evasion, lowering tariffs on imported capital goods to lower the costs of investment and a tax on financial transactions. The new Economy Minister has also proposed for the peso to shift from fixed parity with the U.S. dollar to a link with a basket of currencies including the euro and its main trading partners.

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

     On February 1, 1987, a new currency, the Boliviano ("Bs"), replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house, the Bolsin, which is under the supervision of the Bolivian Central Bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at March 31, 2001, was US$1:Bs6.49. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

     In Ecuador, President Gustavo Naboa and Congress continue policy debates on the broad-based program of economic reform to stem the decline in economic activity and to strengthen economic growth. The legal basis for many of the reforms is the Ley Fundamental para la Transformacion Economica del Ecuador (the "economic transformation law") enacted in March 2000, which mandated dollarization of the economy. As a result of this reform, all of the Company's Ecuadorian revenues and costs are U.S. dollar based. The second phase of the economic transformation law (known as Trole II), which was intended to bring significant tax and labor reform and a defined privatization program to increase inflows of foreign direct investment, was recently rejected by Congress. The government is planning alternative methods to reduce the projected fiscal deficit and increase investment. Although the current political environment has slowed decisive policymaking, fixed investment, driven by construction of the new heavy oil pipeline (the O.C.P.), should see a significant increase in 2001.

     With the Cometra Acquisition in December 2000 and the Genesis Acquisition in May 2001, the Company now has significant producing operations in Canada. The Company views the operating environment in Canada as stable and the economic stability as good. A majority of the Company's Canadian revenues and costs are denominated in Canadian dollars, and while the value of the Canadian dollar does fluctuate in relation to the U.S. dollar, the Company believes that any currency risk associated with its Canadian operations would not have a material impact on the Company's financial position or results of operations. The US$:C$ exchange rate at March 31, 2001, was US$1:C$1.5784 as compared to US$1:C$1.4995 at December 31, 2000.

                                    PART II



                               OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          For information regarding legal proceedings, see the Company's Form 10-K for the year ended December 31, 2000.

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

Item 5.   Other Information
          -----------------

          A copy of the Company's press release dated May 1, 2001, and a copy of each of the two press releases dated May 3, 2001, are attached as exhibits hereto and are incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)   Exhibits

               99.1 Press release dated May 1, 2001, issued by the Company announcing the successful acquisition of Genesis Exploration Ltd.

               99.2 Press release dated May 3, 2001, issued by the Company announcing first quarter 2001 earnings.

               99.3 Press release dated May 3, 2001, issued by the Company announcing completion of the acquisition of Genesis Exploration Ltd., revision of capital budget and revised targets for 2001.

          b)   Reports on Form 8-K

               None

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VINTAGE PETROLEUM, INC.
                                        -----------------------
                                              (Registrant)



DATE:   May 7, 2001                     /s/ Michael F. Meimerstorf
       -------------                    -------------------------------------
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

Exhibit
Number                                   Description
-------        ----------------------------------------------------------------

99.1 Press release dated May 1, 2001, issued by the Company announcing the successful acquisition of Genesis Exploration Ltd.

99.2 Press release dated May 3, 2001, issued by the Company announcing first quarter 2001 earnings.

99.3 Press release dated May 3, 2001, issued by the Company announcing completion of the acquisition of Genesis Exploration Ltd., revision of capital budget and revised targets for 2001.