Form 10-Q
period 2001-06-30
VINTAGE PETROLEUM INC
filed 2001-08-14
CIK 809428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

   (Mark One)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at August 9, 2001
-----------------------------                      -----------------------------
Common Stock, $.005 Par Value                                63,080,322

                                    PART I



                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                         (In thousands, except shares
                            and per share amounts)
                                  (Unaudited)


                                    ASSETS
                                    ------


                                                                                  June 30,             December 31,
                                                                                    2001                   2000
                                                                             ------------------      ----------------
CURRENT ASSETS:
   Cash and cash equivalents...............................................          $   36,150            $   19,506
   Accounts receivable -
        Oil and gas sales..................................................             113,047               146,770
        Joint operations...................................................              12,639                 6,267
   Derivative financial instruments receivable.............................               5,766                     -
   Prepaids and other current assets.......................................              27,863                13,946
                                                                             ------------------      ----------------

          Total current assets.............................................             195,465               186,489
                                                                             ------------------      ----------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, successful efforts method.......................           2,436,718             1,734,003
   Oil and gas gathering systems and plants................................              28,854                19,252
   Other                                                                                 22,965                19,636
                                                                             ------------------      ----------------

                                                                                      2,488,537             1,772,891

   Less:   Accumulated depreciation, depletion and amortization............             736,478               667,837
                                                                             ------------------      ----------------

                                                                                      1,752,059             1,105,054
                                                                             ------------------      ----------------

GOODWILL, net of amortization..............................................             177,931                     -
                                                                             ------------------      ----------------

OTHER ASSETS, net..........................................................              48,563                46,854
                                                                             ------------------      ----------------

                                                                                     $2,174,018            $1,338,397
                                                                             ==================      ================

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                                   June 30,             December 31,
                                                                                    2001                   2000
                                                                             ------------------      ----------------
CURRENT LIABILITIES:
  Revenue payable..........................................................          $   56,076            $   60,519
  Accounts payable - trade.................................................              50,816                43,225
  Current income taxes payable.............................................              20,621                43,187
  Short-term revolving debt................................................              10,539                 3,400
  Other payables and accrued liabilities...................................              80,676                61,961
                                                                             ------------------      ----------------

    Total current liabilities..............................................             218,728               212,292
                                                                             ------------------      ----------------

LONG-TERM DEBT.............................................................             959,214               464,229
                                                                             ------------------      ----------------

DEFERRED INCOME TAXES......................................................             236,342                33,252
                                                                             ------------------      ----------------

OTHER LONG-TERM LIABILITIES................................................               3,733                 3,767
                                                                             ------------------      ----------------

STOCKHOLDERS' EQUITY per accompanying statement:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
    zero shares issued and outstanding.....................................                   -                     -
  Common stock, $.005 par, 160,000,000 shares authorized,
    63,080,322 and 62,801,416 shares issued and
    outstanding, respectively..............................................                 315                   314
  Capital in excess of par value...........................................             323,322               319,893
  Retained earnings........................................................             422,269               303,449
  Accumulated other comprehensive income...................................              12,225                 1,201
                                                                             ------------------      ----------------

                                                                                        758,131               624,857

  Less:   Unamortized cost of restricted stock awards......................               2,130                     -
                                                                             ------------------      ----------------

                                                                                        756,001               624,857
                                                                             ------------------      ----------------

                                                                                     $2,174,018            $1,338,397
                                                                             ==================      ================

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                               Three Months Ended            Six Months Ended
                                                                                     June 30,                    June 30,
                                                                            ------------------------     ------------------------
                                                                                2001          2000           2001          2000
                                                                            ----------    ----------     ----------    ----------
REVENUES:                                                                                 (Restated)                   (Restated)
  Oil and gas sales......................................................   $  208,504    $  151,264     $  415,383    $  290,788
  Gas marketing..........................................................       35,491        25,418         94,814        43,880
  Oil and gas gathering and processing...................................        6,197         4,276         14,306         7,694
  Gain (loss) on disposition of assets...................................           (2)         (289)            24          (383)
  Other income (expense).................................................        1,724       (24,403)         2,877       (23,322)
                                                                            ----------    ----------     ----------    ----------
                                                                               251,914       156,266        527,404       318,657
                                                                            ----------    ----------     ----------    ----------
COSTS AND EXPENSES:
  Lease operating, including production taxes............................       52,893        39,299        100,749        74,874
  Exploration costs......................................................        3,489         1,077          5,692         3,381
  Gas marketing..........................................................       34,297        24,400         91,623        41,927
  Oil and gas gathering and processing...................................        6,122         3,650         14,477         6,318
  General and administrative.............................................       12,113        10,234         24,092        19,237
  Depreciation, depletion and amortization...............................       40,397        23,823         67,988        45,436
  Amortization of goodwill...............................................        2,774             -          2,774             -
  Interest...............................................................       15,874        11,924         26,791        25,339
                                                                            ----------    ----------     ----------    ----------
                                                                               167,959       114,407        334,186       216,512
                                                                            ----------    ----------     ----------    ----------
  Income before income taxes and cumulative effect of change in
    accounting principle.................................................       83,955        41,859        193,218       102,145

PROVISION BENEFIT  FOR INCOME TAXES:
  Current................................................................       27,957         8,948         50,195        23,176
  Deferred...............................................................        3,779         5,852         20,106        12,204
                                                                            ----------    ----------     ----------    ----------
                                                                                31,736        14,800         70,301        35,380
                                                                            ----------    ----------     ----------    ----------

  Income before cumulative effect of change in accounting principle......       52,219        27,059        122,917        66,765

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, net of taxes of $644........................................            -             -              -        (1,422)
                                                                            ----------    ----------     ----------    ----------
NET INCOME...............................................................   $   52,219    $   27,059     $  122,917    $   65,343
                                                                            ==========    ==========     ==========    ==========

BASIC INCOME PER SHARE:
  Income before cumulative effect of change in accounting principle......   $     0.83    $     0.43     $     1.95    $     1.07
  Cumulative effect of change in accounting principle....................            -             -              -          (.02)
                                                                            ----------    ----------     ----------    ----------
  Net income.............................................................   $     0.83    $     0.43     $     1.95    $     1.05
                                                                            ==========    ==========     ==========    ==========

DILUTED INCOME PER SHARE:
  Income before cumulative effect of change in accounting principle......   $     0.81    $     0.42     $     1.92    $     1.05
  Cumulative effect of change in accounting principle....................            -             -              -          (.02)
                                                                            ----------    ----------     ----------    ----------
  Net income.............................................................   $     0.81    $     0.42     $     1.92    $     1.03
                                                                            ==========    ==========     ==========    ==========

Weighted average common shares outstanding:
  Basic..................................................................       63,031        62,591         62,964        62,502
                                                                            ==========    ==========     ==========    ==========
  Diluted................................................................       64,153        63,932         64,104        63,568
                                                                            ==========    ==========     ==========    ==========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                            AND COMPREHENSIVE INCOME
                            ------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                     --------------------------------------
                                 (In thousands)
                                  (Unaudited)


                                                            Capital    Unamortized                 Accumulated
                                         Common Stock      In Excess   Restricted                    Other
                                       -----------------     of Par      Stock       Retained    Comprehensive
                                        Shares    Amount     Value       Awards      Earnings        Income        Total
                                       --------   ------   ---------   -----------   --------    -------------    --------

Balance at December 31, 2000........     62,801   $  314    $319,893      $     -    $303,449         $  1,201    $624,857

Cumulative effect of adoption of
  SFAS No. 133......................          -        -           -            -           -           14,915      14,915

Comprehensive income:
  Net income........................          -        -           -            -     122,917                -     122,917
  Foreign currency translation
    adjustment......................          -        -           -            -           -            6,182       6,182
  Change in value of
    derivatives.....................          -        -           -            -           -          (10,073)    (10,073)
                                                                                                                  --------

  Total comprehensive income........                                                                               119,026
                                                                                                                  --------

Exercise of stock options and
  resulting tax effects.............        169        1       1,215            -           -                -       1,216
Issuance of restricted stock........        110        -       2,214       (2,214)          -                -           -
Amortization of restricted
  stock awards......................          -        -           -           84           -                -          84
Cash dividends declared
  ($.065 per share).................          -        -           -            -      (4,097)               -      (4,097)
                                       --------   ------    --------      -------    ---------        --------    --------

Balance at June 30, 2001............     63,080   $  315    $323,322      $(2,130)   $422,269         $ 12,225    $756,001
                                       ========   ======    ========      =======    ========         ========    ========

        See notes to unaudited consolidated financial statements.

                   VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)
                                  (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                    ----------------------------
                                                                                       2001              2000
                                                                                    ----------        ----------
                                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................................  $  122,917        $   65,343
  Adjustments to reconcile net income to cash provided by
    operating activities -
         Depreciation, depletion and amortization.................................      67,988            45,436
         Amortization of goodwill.................................................       2,774                 -
         Exploration costs........................................................       5,692             3,381
         Provision for deferred income taxes......................................      20,106            12,204
         Other adjustments........................................................          66               383
         Cumulative effect of change in accounting principle......................           -             1,422
                                                                                    ----------        ----------
                                                                                       219,543           128,169

  Decrease (increase) in receivables..............................................      44,744           (26,374)
  Increase (decrease) in payables and accrued liabilities.........................     (41,543)           63,946
  Other...........................................................................     (15,191)           15,577
                                                                                    ----------        ----------
         Cash provided by operating activities....................................     207,553           181,318
                                                                                    ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -
    Oil and gas properties........................................................    (107,170)          (67,254)
    Gathering systems and other...................................................      (2,828)           (1,056)
  Proceeds from sale of oil and gas properties....................................          24             1,417
  Purchase of company, net of cash acquired.......................................    (462,815)                -
  Other...........................................................................      (1,653)           (1,084)
                                                                                    ----------        ----------
         Cash used by investing activities........................................    (574,442)          (67,977)
                                                                                    ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock........................................................       1,216             2,995
  Advances on revolving credit facility and other borrowings......................     455,537            11,788
  Payments on revolving credit facility and other borrowings......................     (75,629)         (152,942)
  Dividends paid..................................................................      (3,773)           (3,120)
  Other...........................................................................       6,182                 -
                                                                                    ----------        ----------
         Cash provided (used) by financing activities.............................     383,533          (141,279)
                                                                                    ----------        ----------

Net increase (decrease) in cash and cash equivalents..............................      16,644           (27,938)

Cash and cash equivalents, beginning of period....................................      19,506            42,687
                                                                                    ----------        ----------

Cash and cash equivalents, end of period..........................................   $  36,150         $  14,749
                                                                                    ==========        ==========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                            June 30, 2001 and 2000

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

  The Company reviews its proved oil and gas properties for impairment on a field basis. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from production of total proved and risk-adjusted probable and possible oil and gas reserves, based on the Company's expectations of future oil and gas prices and costs, consistent with the method used for acquisition evaluations. Prior to 2001, the Company considered only proved oil and gas reserves in determining fair value. The change to total risk-adjusted reserves had no material effect on the Company's financial statements for the three month and six month periods ended June 30, 2001. In estimating the future net revenues, the Company assumed that the current oil and gas price environment would continue for the remainder of the year and thereafter, escalate annually. The Company assumed operating costs would escalate annually beginning at current
levels.   Due to the volatility of oil and gas prices, it is possible that the
Company's assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions. No impairment provision related to proved oil and gas properties was required for the first six months or the second quarter of either 2001 or 2000.

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

   Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition asset of approximately $18.5 million related to cash flow hedges in place that are used to reduce the volatility in commodity prices for portions of the Company's forecasted oil production. Additionally, the Company recorded, net of tax, an adjustment to accumulated other comprehensive income in the Stockholders' Equity section of the balance sheet of approximately $14.9 million. The amount recorded to accumulated other comprehensive income will be relieved over time and taken to the income statement as the physical transactions being hedged are finalized. A significant portion of the Company's cash flow hedges in place at January 1, 2001, had settled as of June 30, 2001, with the actual cash flow impact recorded in "Oil and gas sales" on the Company's income statement.

  Statements of Cash Flows

  During the six months ended June 30, 2001 and 2000, the Company made cash payments for interest totaling approximately $16.7 million, and $25.9 million, respectively. Cash payments made during the first six months of 2001 and 2000 for U.S. Federal and state income taxes were approximately $12.9 million and $15.5 million, respectively. The Company made cash payments of approximately $56.7 million and $5.7 million during the first six months of 2001 and 2000, respectively, for foreign income taxes, primarily in Argentina.

  Earnings Per Share

  Basic earnings per common share for the second quarters of 2001 and 2000 were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share for the second quarters of 2001 and 2000 were computed assuming the exercise of all dilutive options, as determined by applying the treasury stock method. In addition, for the three month period ended June 30, 2001, the Company had outstanding stock options for 1,003,000 additional shares of the Company's common stock with an average exercise price of $21.17 which were anti-dilutive. There were no anti-dilutive shares for the three month period ended June 30, 2000.

  Lease Operating Expense

  For the three months ended June 30, 2001, the Company recorded in lease operating expenses gross production taxes and transportation and storage expenses of approximately $4.6 million and $2.8 million, respectively. For the three months ended June 30, 2000, the Company recorded in lease operating expenses gross production taxes and transportation and storage expenses of approximately $4.1 million and $2.3 million, respectively.

  For the six months ended June 30, 2001, the Company recorded in lease operating expenses gross production taxes and transportation and storage expenses of approximately $9.7 million and $5.6 million, respectively. For the six months ended June 30, 2000, the Company recorded in lease operating expenses gross production taxes and transportation and storage expenses of approximately $7.5 million and $4.1 million, respectively.

  Foreign Currency

  The Company uses the U.S. dollar as its functional currency, except for the Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the Company's functional currency are included in the results of operations as incurred.

  Cumulative Effect of Change in Accounting Principle

  The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101") in the fourth quarter of 2000, effective January 1, 2000. SAB No. 101 requires oil inventories held in storage facilities to be valued at cost. Cost is defined as lifting costs plus depreciation, depletion and amortization. The Company previously followed industry practice by valuing oil inventories at market. The cumulative effect reduced net income by $1.4 million, net of income tax effects of approximately $0.6 million. Both the three month and six month periods ended June 30, 2000, have been restated to give effect to this change in accounting principle. Additional volatility in quarterly and annually reported earnings may occur in the future as a result of fluctuations in oil inventory levels.

  Transportation and Storage Costs

  The Company adopted Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10") in the fourth quarter of 2000. EITF 00-10 requires that transportation and storage costs be shown as an expense in the statement of operations and not deducted from revenues. The Company previously followed industry practice by deducting transportation and storage costs from revenues. The Company now records transportation and storage costs as lease operating costs. Both the three month and six month periods ended June 30, 2000, have been restated to reflect the adoption of EITF 00-10. The adoption of EITF 00-10 did not impact net income.

  Comprehensive Income

  The Company had no non-owner changes in equity other than net income during
the six months ended June 30, 2000.   The Company had positive foreign currency
translation adjustments of approximately $6.2 million for the six months ended June 30, 2001, which it has included in accumulated other comprehensive income in the Stockholders' Equity section of the accompanying balance sheet. The Company also recorded under SFAS No. 133 a net reduction in unrealized derivative gains, net of tax, of approximately $10.1 million related to oil swaps, reducing the unrealized gains, net of tax, to $4.8 million at June 30, 2001. This net reduction consisted of a $13.2 million reduction of the transitional asset established on January 1, 2001 (initially $14.9 million), for contracts in place at December 31, 2000, that settled during the first half of 2001 and an increase for a current period change in value of $3.1 million for contracts to be settled in the third and fourth quarters of 2001. The actual cash flow impact of settled oil swaps ($8.7 million) has been reflected in the "Oil and gas sales" line on the Company's statement of income for the six months ended June 30, 2001.

3.  PUBLIC OFFERING

  On May 30, 2001, the Company issued $200 million of its 7 7/8% Senior Subordinated Notes due 2011 (the "7 7/8% Notes"). The 7 7/8% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2006. In addition, prior to May 15, 2004, the Company may redeem up to 35 percent of the 7 7/8% Notes with the proceeds of certain underwritten public offerings of the Company's common stock. The 7 7/8% Notes mature on May 15, 2011, with interest payable semiannually on May 15 and November 15 of each year. All of the net proceeds to the Company from the sale of the 7 7/8% Notes were used to repay a portion of the existing indebtedness under the Company's revolving credit facility.

  The 7 7/8% Notes are unsecured senior subordinated obligations of the Company, rank subordinate in right of payment to all senior indebtedness (as defined) and rank pari passu with the Company's 9% Senior Subordinated Notes Due 2005, its 8 5/8% Senior Subordinated Notes due 2009 and its 9 3/4% Senior Subordinated Notes due 2009. The indenture for the 7 7/8% Notes contains limitations on, among other things, additional indebtedness and liens, the payment of dividends and other distributions, certain investments and transfers or sales of assets.

4.  RECENT PRONOUNCEMENTS

  On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("SFAS No. 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued.

  The Company's May 2001 acquisition of Genesis Exploration Ltd. was accounted for using the purchase method of accounting. Management plans to adopt SFAS No. 142 effective January 1, 2002, resulting in the elimination of goodwill amortization for future period statements of income.

5.  SEGMENT INFORMATION

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

  Operations in the gathering/plant and gas marketing segments are in the United States. The Company operates in the oil and gas exploration and production segment in the United States, Canada, South America, Trinidad and Yemen. Summarized financial information for the Company's reportable segments for the six month and three month periods ended June 30, 2001 and 2000, is shown in the following tables (in thousands):

                                                            Exploration and Production
                                           -----------------------------------------------------------------
                                                                                                        Other
                                               U.S.      Canada    Argentina     Bolivia     Ecuador   Foreign
                                           ----------   --------   ---------   ----------    -------   -------
Six Months Ended 6/30/01
----------------------------------------
Revenues from external customers........     $233,466   $ 32,175    $131,074   $    8,341    $10,781   $     -
Intersegment revenues...................            -          -           -            -          -         -
Depreciation, depletion and
  amortization expense..................       28,617     13,690      20,235        2,137        975         -
Operating income........................      142,505      8,548      81,789        4,329      6,044       527
Total assets............................      529,698    701,994     452,432      121,505     54,765    25,458
Capital investments.....................       32,033    631,601      30,079          753      6,275     1,152
Long-lived assets.......................      475,496    676,579     411,289       96,119     46,639    24,538

Six Months Ended 6/30/00
----------------------------------------
Revenues from external customers........     $156,544   $      -    $ 90,830   $    5,170    $13,574   $     -
Intersegment revenues...................            -          -           -            -          -         -
Depreciation, depletion and
  amortization expense..................       25,677          -      14,300        2,786        940         -
Operating income (loss).................       81,398          -      53,424         (647)    10,273      (288)
Total assets............................      519,662          -     387,153      121,007     59,192    15,183
Capital investments.....................       24,591          -      21,476       12,423        892     8,797
Long-lived assets.......................      468,606          -     348,007       96,256     49,621    15,038

                                           Gathering/     Gas
                                             Plant      Marketing  Corporate     Total
                                           ----------   --------   ---------   ----------
Six Months Ended 6/30/01
----------------------------------------
Revenues from external customers........     $ 14,306   $ 94,814   $  2,447    $  527,404
Intersegment revenues (losses)..........         (422)     1,378          -           956
Depreciation, depletion and
  amortization expense..................        1,054          -      4,054        70,762
Operating income (loss).................       (1,225)     3,191     (1,607)      244,101
Total assets............................       20,209     22,074    245,883     2,174,018
Capital investments.....................        9,602          -      3,328       714,823
Long-lived assets.......................       14,412          -    184,918     1,929,990

Six Months Ended 6/30/00
----------------------------------------
Revenues from external customers........     $  7,695   $ 43,880   $    964    $  318,657
Intersegment revenues...................        1,105      1,002          -         2,107
Depreciation, depletion and
  amortization expense..................          752          -        981        45,436
Operating income (loss).................          624      1,954        (17)      146,721
Total assets............................       10,480     19,457     40,635     1,172,769
Capital investments.....................           32          -      1,024        69,235
Long-lived assets.......................        6,409          -      4,817       988,754


                                                            Exploration and Production
                                           -----------------------------------------------------------------
                                                                                                      Other
                                               U.S.      Canada    Argentina    Bolivia    Ecuador   Foreign
                                           ----------   --------   ---------   --------    -------   -------
Three Months Ended 6/30/01
----------------------------------------
Revenues from external customers........     $109,626   $ 26,554    $ 63,594     $3,956     $4,717    $    -
Intersegment revenues...................            -          -           -          -          -         -
Depreciation, depletion and
  amortization expense..................       14,706     12,033      10,676      1,130        414         -
Operating income........................       64,088      6,502      37,732      1,834      2,639       310
Capital investments.....................       20,157    629,943      16,105        217      4,138       924

Three Months Ended 6/30/00
----------------------------------------
Revenues from external customers........     $ 81,673   $      -    $ 35,686     $3,116     $5,702    $    -
Intersegment revenues...................            -          -           -          -          -         -
Depreciation, depletion and
  amortization expense..................       13,293          -       7,692      1,537        406         -
Operating income (loss).................       42,570          -      15,613        847      4,053      (210)
Capital investments.....................       17,529          -      14,489      6,363        282     5,842

                                           Gathering/     Gas
                                             Plant      Marketing  Corporate     Total
                                           ----------   ---------  ---------   ----------
Three Months Ended 6/30/01
----------------------------------------
Revenues from external customers........       $6,197    $35,491    $ 1,779    $  251,914
Intersegment revenues (losses)..........          (90)       595          -           505
Depreciation, depletion and
  amortization expense..................          748          -      3,464        43,171
Operating income (loss).................         (672)     1,194     (1,685)      111,942
Capital investments.....................        9,210          -      1,976       682,670

Three Months Ended 6/30/00
----------------------------------------
Revenues from external customers........       $4,277    $25,418    $   394    $  156,266
Intersegment revenues...................          555        512          -         1,067
Depreciation, depletion and
  amortization expense..................          383          -        512        23,823
Operating income (loss).................          243      1,020       (119)       64,017
Capital investments.....................           11          -        659        45,175

  Intersegment sales are priced in accordance with terms of existing contracts and current market conditions. Capital investments include expensed exploratory costs. Corporate general and administrative costs and interest costs are not allocated to the operating income (loss) of the segments.

6.  COMMITMENTS AND CONTINGENCIES

  Through its December 2000 acquisition of Cometra Energy (Canada) Ltd. ("Cometra"), the Company assumed the drilling obligations of Cometra's wholly-owned subsidiary, Cometra Trinidad Limited. These obligations require the acquisition of 15 line-kilometers of 2-D seismic, 40 square-kilometers of 3-D seismic and drilling of three exploratory wells. As of June 30, 2001, all seismic obligations had been fulfilled and the first two exploratory wells had been drilled and were waiting on testing. The Company currently expects to drill the third exploratory well under this commitment during the second or third quarter of 2002.

  The Company also is committed to drill four development wells on its Block 14 and Block 17 concessions in Ecuador (two wells each) during 2002. The Company currently estimates its commitment for these wells to be approximately $15 million.

  The Company also recently entered into an agreement with Shell C.A.P.S.A. to purchase its interests in certain producing concessions in Argentina for approximately $50.4 million, subject to customary closing adjustments. Closing is anticipated by the end of August 2001.

  The Company had approximately $8.7 million in letters of credit outstanding at June 30, 2001. These letters of credit relate primarily to various obligations for acquisition and exploration activities in South America and bonding requirements of various state regulatory agencies for U.S. oil and gas operations. The Company's availability under its revolving credit facility is reduced by the outstanding letters of credit.

  The Company is a defendant in various lawsuits and is a party to governmental proceedings from time to time arising in the ordinary course of business. In the opinion of management, none of the various pending lawsuits and proceedings should have a material adverse impact on the Company's financial position or results of operations.

7.  SIGNIFICANT ACQUISITION

  On May 2, 2001, the Company completed the acquisition of Canadian-based Genesis Exploration Ltd. ("Genesis") for total consideration of $610 million, including transaction costs and the assumption of the estimated net indebtedness of Genesis at closing (the "Genesis Acquisition"). The cash portion of the acquisition price was paid through advances under the Company's revolving credit facility and cash on hand. The Genesis Acquisition was accounted for using purchase accounting, and as such, only two months of Genesis activity are included in the Company's statements of income for the three month and six month periods ended June 30, 2001.

  The Company estimates that it acquired 62.2 million barrels of oil equivalent ("BOE") of proved reserves in the transaction with Genesis consisting of approximately 27.7 million barrels of oil and 207.2 Bcf of gas. Proved undeveloped reserves of oil and gas account for 33 percent of total proved BOE of reserves. In addition, the Company estimates that the properties have significant upside potential which may be realized through its 2001 work program
and beyond.   The reserves acquired in the Genesis Acquisition are located primarily in the provinces of Alberta and Saskatchewan, with a significant exploration exposure in the Northwest Territories.

  In addition to reserves, the Company acquired over one million net undeveloped acres principally located in the areas of Alberta and Saskatchewan with a significant portion, aggregating to 440,000 net acres, in the Northwest Territories. Also, the Genesis Acquisition brings with it over 600 square-miles of 3-D seismic and over 15,000 miles of 2-D seismic. The Company estimates the acquisition cost of proved reserves was approximately $8.78 per BOE, exclusive of $54 million allocated to undeveloped acreage and $9 million allocated to facilities.

  The Genesis Acquisition preliminary purchase price was allocated as of May 2, 2001, as follows (in thousands):

                                                                                C$            US$ (a)
                                                                            ----------      ----------

  Total purchase price....................................................   $ 933,335       $ 609,624
  Long-term debt assumed..................................................    (135,000)        (88,178)
  Negative working capital assumed........................................     (89,766)        (58,632)
                                                                          ------------    ------------
  Amount paid.............................................................     708,569         462,814
  Net assets at May 2, 2001...............................................    (196,912)       (128,617)
                                                                          ------------    ------------
  Excess of purchase price over net assets at May 2, 2001.................   $ 511,657       $ 334,197
                                                                          ============    ============

  Allocation of excess of purchase price over net assets:

  Fair market value adjustment to oil and gas properties..................   $ 393,702       $ 257,153
  SFAS No. 109 goodwill...................................................     273,640         178,733
  Increase in deferred income taxes.......................................    (150,630)        (98,387)
  Increase in accrued liabilities.........................................      (5,055)         (3,302)
                                                                          ------------    ------------
                                                                             $ 511,657       $ 334,197
                                                                          ============    ============

_______________

  (a) Converted at the May 2, 2001, exchange rate of US$1/C$1.5310.

  SFAS No. 109 goodwill will be amortized using a unit-of-production basis over the total proved reserves acquired in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, until January 1, 2002, when the Company formally adopts SFAS No. 142.

  If the Genesis Acquisition had been consummated as of January 1, 2000, the Company's unaudited pro forma revenues and net income for the six months ended June 30, 2001 and 2000, would have been as shown below; however, such pro forma information is not necessarily indicative of what actually would have occurred had the transaction occurred on such date.


                                                                                Six Months Ended
                                                                                    June 30,
                                                                              ---------------------
                                                                               2001           2000
                                                                              ------         ------
                                                                              (In thousands, except
                                                                                per share amounts)

Revenues................................................................      $586,193       $368,263
Income before cumulative effect of change in accounting principle.......       122,826         52,898
Net income..............................................................       122,826         51,476

Basic Income Per Share:
  Income before cumulative effect of change in accounting principle.....      $   1.95       $   0.85
  Net income............................................................          1.95           0.82

Diluted Income Per Share:
  Income before cumulative effect of change in accounting principle.....      $   1.92       $   0.83
  Net income............................................................          1.92           0.81

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

                                                 Three Months Ended June 30,                Six Months Ended June 30,
                                            -------------------------------------     ------------------------------------
                                                  2001                  2000                2001                2000
                                            ----------------      ---------------     ----------------     ---------------
Production:
 Oil (MBbls) -
  U.S...................................               2,145                2,249                4,330               4,472
  Argentina.............................               2,574  (a)           2,130  (b)           5,050  (a)          4,051  (b)
  Ecuador...............................                 245  (a)             255  (b)             582  (a)            584  (b)
  Bolivia...............................                  25  (a)              25  (b)              48  (a)             43  (b)
  Canada................................                 376                    -                  435                   -
   Total................................               5,365  (a)           4,659  (b)          10,445  (a)          9,150  (b)

 Gas (MMcf) -
  U.S...................................               9,043                9,502               17,604              18,144
  Argentina.............................               2,966                2,205                5,008               3,688
  Bolivia...............................               1,971                1,459                3,838               2,585
  Canada................................               4,973                    -                5,803                   -
   Total................................              18,953               13,166               32,253              24,417
 Total MBOE.............................               8,524                6,853               15,821              13,220

Average prices:
 Oil (per Bbl) -
  U.S...................................             $ 24.75  (c)         $ 22.33  (d)         $ 25.22  (c)        $ 23.32  (d)
  Argentina.............................               23.12  (c)           26.66                24.56  (c)          26.93
  Ecuador...............................               19.30                22.39                18.53               23.26
  Bolivia...............................               20.32                27.65                25.16               27.61
  Canada................................               24.30                    -                24.59                   -
   Total................................               23.67  (c)           24.34  (d)           24.50  (c)          24.94  (d)

 Gas (per Mcf) -
  U.S...................................             $  6.25              $  3.31              $  7.03             $  2.86
  Argentina.............................                1.38                 1.82                 1.41                1.85
  Bolivia...............................                1.74                 1.65                 1.85                1.54
  Canada................................                3.51                    -                 3.71                   -
   Total................................                4.30                 2.87                 4.94                2.56

_____________
  (a) Total production for the three months and six months ended June 30, 2001, before the impact of changes in inventories was 5,452 MBbls (Argentina - 2,551 MBbls, Ecuador - 349 MBbls, Bolivia - 31 MBbls) and 10,615 MBbls (Argentina - 5,095 MBbls, Ecuador - 699 MBbls, Bolivia - 56 MBbls), respectively.
  (b) Total production for the three months and six months ended June 30, 2000, before the impact of changes in inventories was 4,792 MBbls (Argentina - 2,274 MBbls, Ecuador - 244 MBbls, Bolivia - 25 MBbls) and 9,557 MBbls (Argentina - 4,492 MBbls, Ecuador - 549 MBbls, Bolivia - 44 MBbls), respectively.
  (c) Reflects the impact of oil hedges which increased the three months and six months ended June 30, 2001, U.S., Argentina and total average oil prices per Bbl by $0.57, $0.57 and $0.50, and $0.60, $1.22 and $0.84,
      respectively.
  (d) Reflects the impact of oil hedges which decreased the three months and six months ended June 30, 2000, U.S. and total average oil prices per Bbl by $2.93 and $1.41, and $2.06 and $1.01, respectively.

  Average U.S. and Canada oil prices received by the Company fluctuate generally with changes in the NYMEX reference price for oil. The Company's Argentina oil production is sold at West Texas Intermediate spot prices as quoted on the Platt's Crude Oil Marketwire (approximately equal to the NYMEX reference price) less a specified differential. The Company's Ecuador production is sold to various third party purchasers at West Texas Intermediate spot prices less a specified differential. The Company experienced a two percent decrease in its average oil price, including the impact of hedging activities (nine percent decrease excluding hedging activities), during the first six months of 2001 as compared to the same period of 2000. The Company's realized average oil price for the first six months of 2001 (before hedges) was approximately 83 percent of the NYMEX reference price compared to 90 percent for the same period of 2000. This decrease in realization was primarily the result of widening differentials on Argentina and Ecuador production; however, the differentials are expected to return closer to more historical levels over the last half of 2001.

  The Company participated in oil hedges covering 3.22 MMBbls and 3.49 MMBbls during the first six months of 2001 and 2000, respectively. The impact of the 2001 hedges increased the Company's U.S. average oil price for the first six months of 2001 by 60 cents to $25.22 per Bbl, its Argentina average oil price by $1.22 to $24.56 per Bbl and its overall average oil price by 84 cents to $24.50 per Bbl. The impact of the 2000 hedges reduced the Company's U.S. average oil price for the first six months of 2000 by $2.06 to $23.32 per Bbl, and its overall average oil price by $1.01 to $24.94 per Bbl.

  Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region as evidenced by the significantly higher gas prices in California during the first half of 2001 due to the localized power shortage. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. In Argentina, the Company's average gas price is primarily determined by the realized price of oil from its El Huemul concession; however, this contract expires at the end of 2001. The Company anticipates securing long-term contracts for this gas during 2001 and it expects future gas prices to be at lower levels than the current contract. The Company's Canada gas is generally sold at spot market prices as reflected by the AECO gas price index. The Company's total average gas price for the first six months of 2001 was 93 percent higher than the same period of 2000.

  The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company has entered into various oil hedges (swap agreements) for a total of 1.80 MMBbls of oil at a weighted average price of $29.54 per Bbl (NYMEX reference price) for the last two quarters of 2001. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future. The following table reflects the barrels currently hedged and the corresponding weighted average NYMEX reference prices by quarter for the remainder of 2001:

                                                       NYMEX
                                                     Reference
                                                       Price
          Quarter Ending             Barrels          Per Bbl
        ------------------        --------------     ---------
                                  (in thousands)

        September 30, 2001            1,344            $29.87
        December 31, 2001               460             28.58

  Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on the first six months of 2001 oil production, a change in the average oil price realized, before hedges, by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on an annual basis of approximately $6.5 million and $10.2 million, respectively. A 10 cent per Mcf change in the average price realized, before hedges, by the Company for gas would result in a change in net income and cash flow before income taxes on an annual basis of approximately $2.0 million and $3.2 million, respectively, based on gas production for the first six months of 2001.

Period to Period Comparison

   During December 2000 and May 2001, the Company made two acquisitions which significantly impacted the period to period comparison for the second quarter and the first six months of 2001. These acquisitions (the "Canadian Acquisitions") include the purchase of 100 percent of the outstanding common stock of Cometra Energy (Canada) Ltd. (the "Cometra Acquisition") in December 2000 and the purchase of 100 percent of the outstanding common stock of Genesis Exploration Ltd. (the "Genesis Acquisition") in May 2001.

   The Company's consolidated revenues and expenses for the second quarter and first half of 2001 include under the purchase method of accounting the consolidation of Cometra for a full three months and six months, respectively, and Genesis for the last two months of each respective period.

Three months ended June 30, 2001, Compared to Three Months ended June 30, 2000

  The Company reported net income of $52.2 million for the quarter ended June 30, 2001, compared to net income of $27.1 million for the same period in 2000. The primary reason for the 93 percent increase quarter over quarter was the $16.3 million, net of tax, negative impact on the 2000 second quarter of an unfavorable court decision in Argentina; however, the 2001 quarter was also benefitted by a 50 percent increase in average gas prices received by the Company and a 24 percent increase in production on a BOE basis.

  Oil and gas sales increased $57.2 million (38 percent), to $208.5 million for the second quarter of 2001 from $151.3 million for the same period of 2000. A 50 percent increase in average gas prices, coupled with a 44 percent increase in gas production, accounted for an increase of $43.7 million. A 15 percent increase in oil production, partially offset by a three percent decrease in average oil prices, accounted for an additional increase of $13.5 million. The Company's 15 percent increase in oil production was primarily a result of volumes associated with the Canadian Acquisitions, its Argentina Cuyo basin properties acquired in September 2000 and its 2000 and 2001 exploitation activities in Argentina. The Company's gas production rose by 44 percent due primarily to the gas production from the Canadian Acquisitions, increased production in Bolivia as a result of increased takes into the Bolivia-to-Brazil pipeline and increased gas production in the Company's Argentina concessions.

  As a result of an unfavorable decision by the Supreme Court of Argentina, the Company had recorded as other expense in the second quarter of 2000 a non-recurring charge of $25.1 million. No similar charge was incurred in the second quarter of 2001.

  Lease operating expenses, including production taxes, increased $13.6 million (35 percent), to $52.9 million for the second quarter of 2001 from $39.3 million for the same period of 2000. The increase in lease operating expenses is due primarily to costs associated with properties acquired through the Canadian Acquisitions and the Company's 2000 and 2001 drilling programs, increased lease power and field services costs, certain one-time repair costs and an increase in production taxes due to higher product prices. Lease operating expenses per equivalent barrel produced increased to $6.21 in the second quarter of 2001 from $5.73 for the same period in 2000. As the result of a Securities and Exchange Commission mandate, transportation and storage costs billed to the Company have been reclassified to lease operating expenses for all periods shown. These costs had been previously reported as a reduction of oil and gas revenues consistent with oil and gas industry practice. This reclassification added 33 cents and 34 cents to the reported lease operating expense per BOE in the second quarter of 2001 and 2000, respectively.

  Exploration costs increased $2.4 million (218 percent), to $3.5 million for the second quarter of 2001 from $1.1 million for the same period of 2000.
During the second quarter of 2001, the Company's exploration costs included $2.0 million for seismic and other geological and geophysical costs and $1.5 million
for unsuccessful exploratory drilling and leasehold impairments.   Exploration
expenses for the second quarter of 2000 consisted of $0.7 million for lease impairments and $0.4 million for unsuccessful exploratory drilling.

   General and administrative expenses increased $1.9 million (19 percent), to $12.1 million for the second quarter of 2001 from $10.2 million for the same period of 2000, due primarily to costs associated with the Company's new Canadian operations and personnel additions and consulting costs in conjunction with the Company's higher level of capital expenditures. The Company's G&A per BOE for the second quarter of 2001 was $1.42 compared to $1.49 for the same period of 2000.

  Depreciation, depletion and amortization increased $16.6 million (70 percent), to $40.4 million for the second quarter of 2001 from $23.8 million for the same period of 2000, primarily due to a 24 percent increase in total production and a higher DD&A rate associated with the properties acquired in the Genesis Acquisition. The Company's average oil and gas DD&A rate per equivalent barrel produced increased from $3.34 in the second quarter of 2000 to $4.56 in the second quarter of 2001.

  In connection with the Genesis Acquisition, the Company recorded as an asset goodwill in the amount of approximately $178.7 million. The Company is currently required under Accounting Principles Board Opinion No. 17, Intangible Assets, to amortize this goodwill using the units-of-production method over the total proved reserves of Genesis. The Company recorded goodwill amortization expense of $2.8 million for the second quarter of 2001. In June 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, was issued changing the rules regarding goodwill. For fiscal years beginning January 1, 2002, companies are no longer required to amortize goodwill, but rather must periodically review the fair value of goodwill and record impairment charges to income when the fair value is less than the book value of the goodwill.

   Interest expense increased $4.0 million (34 percent), to $15.9 million for the second quarter of 2001 from $11.9 million for the same period of 2000, due primarily to a 55 percent increase in the Company's total average outstanding debt quarter over quarter primarily as a result of the borrowings related to and debt assumed with the May 2001 Genesis Acquisition and the December 2000 Cometra Acquisition. This increase was partially offset by a decrease in the Company's average interest rate to 7.89 percent for the second quarter of 2001 from to
8.87 percent in the same period of 2000. The Company had $14.4 million and $5.0 million of accrued interest payable at June 30, 2001, and December 31, 2000, respectively, included in other payables and accrued liabilities.

Six months ended June 30, 2001, Compared to six months ended June 30, 2001

  The Company reported net income of $122.9 million for the six months ended June 30, 2001, compared to net income of $65.3 million for the year-earlier period. The increase in the Company's net income is primarily due to a 93 percent increase in average gas prices, combined with a 20 percent increase in production on an equivalent barrel basis. The first half of 2000 also included a $16.3 million, net of tax, non-recurring charge against income related to an unfavorable court decision in Argentina.

  Oil and gas sales increased $124.6 million (43 percent), to $415.4 million for the first six months of 2001 from $290.8 million for the six months of 2000. A 14 percent increase in oil production, partially offset by a two percent decrease in average oil prices, accounted for a $27.7 million increase in oil sales for the first six months of 2001 as compared to the year-earlier period.
A 93 percent increase in average gas prices coupled with a 32 percent increase in gas production accounted for a $96.9 million increase in gas sales for the first six months of 2001 as compared to the year-earlier period. The 14 percent increase in oil production and the 32 percent increase in gas production are primarily the result of the Canadian Acquisitions and the Company's exploitation and exploration activities.

  As a result of an unfavorable decision by the Supreme Court of Argentina, the Company had recorded as other expense in the first six months of 2000 a non-recurring charge of $25.1 million. No similar charge was incurred in the first six months of 2001.

  Lease operating expenses, including production taxes, increased $25.8 million (34 percent), to $100.7 million for the first six months of 2001 from $74.9 million for the first six months of 2000 primarily due to the 20 percent increase in production primarily the result of the Canadian Acquisitions, increased lease power and field services costs, an increase in severance taxes due to higher product prices and certain one-time repair costs. Lease operating expenses per equivalent barrel produced increased 13 percent to $6.37 in the first six months of 2001 from $5.66 for the same period in 2000. As the result of a Securities and Exchange Commission mandate, transportation and storage costs billed to the Company have been reclassified to lease operating expenses for all periods shown. These costs had been previously reported as a reduction of oil and gas revenues consistent with oil and gas industry practice. This reclassification added 35 cents and 31 cents to the reported lease operating expense per BOE in the first six months of 2001 and 2000, respectively.

  Exploration costs increased $2.3 million (68 percent), to $5.7 million for the first six months of 2001 from $3.4 million for same period of 2000. During the first six months of 2001, the Company's exploration costs included $2.9 million for unsuccessful exploratory drilling and lease impairments and $2.8 million for other geological and geophysical costs. Exploration costs for the first six months of 2000 included $2.5 million for unsuccessful exploratory drilling, primarily in Bolivia, $0.8 million for lease impairments and $0.1 million for other geological and geophysical costs.

  General and administrative expenses increased $4.9 million (26 percent), to $24.1 million for the first six months of 2001 from $19.2 million for the first six months of 2000 due primarily to costs associated with the Canadian operations acquired through the Canadian Acquisitions and personnel additions and consulting costs in conjunction with the Company's higher level of capital expenditures. General and administrative expenses per equivalent barrel produced increased to $1.52 for the first half of 2001 from $1.46 in the year-earlier period.

  Depreciation, depletion and amortization increased $22.6 million (50 percent), to $68.0 million for the first six months of 2001 from $45.4 million for the first six months of 2000, due primarily to the 20 percent increase in production on a BOE basis and the 25 percent increase in the average amortization rate per equivalent barrel produced from $3.30 in the first six months of 2000 to $4.14 for the same period of 2001 primarily due to the Genesis Acquisition and the impact on reserves of lower oil prices year over year.

  Interest expense increased $1.5 million (6 percent), to $26.8 million for the first six months of 2001 from $25.3 million for the first six months of 2000, due primarily to a 12 percent increase in the Company's total average outstanding debt year over year. This increase was partially offset as the Company's overall average interest rate decreased to 8.34 percent in the first six months of 2001 as compared to 8.72 percent in the year-earlier period primarily as the result of lower rates on its floating-rate debt due to overall market reductions and a significant increase in its lower-cost floating- rate borrowings as a result of the Canadian Acquisitions.

Capital Expenditures

  During the first six months of 2001, the Company's total oil and gas capital expenditures were $701.9 million, including $599.5 million for oil and gas properties acquired in the Genesis Acquisition. In North America, the Company's non-acquisition oil and gas capital expenditures totaled $59.8 million. Exploration activities accounted for $23.0 million of the North America capital expenditures with exploitation activities contributing $36.8 million. During the first six months of 2001, the Company's international non-acquisition oil and gas capital expenditures totaled $38.4 million, including $30.2 million in Argentina on exploitation activities and $6.3 million in Ecuador, principally on exploitation. The Company also spent a combined $1.9 million in other international areas including Trinidad, Bolivia and Yemen during the first half of 2001. The sizeable decrease from 2000 spending in Bolivia and Yemen is the result of the completion of the Bolivia drilling program in 2000 and the Company's current evaluation stage of the 2000 Yemen drilling program results. The Company had accrued property costs of $31.0 million and $14.6 million as of June 30, 2001, and December 31, 2000, respectively, included in other payables and accrued liabilities.

  As of June 30, 2001, the Company had total unevaluated oil and gas property costs of approximately $102.0 million consisting of undeveloped leasehold costs of $84.8 million, including $60.7 million in Canada, and exploratory drilling in progress of $17.2 million. Approximately $15.1 million of the total unevaluated costs are associated with the Company's Yemen drilling program. Future exploration expense and earnings may be impacted to the extent any of the exploratory drilling is determined to be unsuccessful.

  On May 2, 2001, the Company completed the Genesis Acquisition for total consideration of $610 million, including transaction costs and the assumption of the estimated net indebtedness of Genesis at closing (See Note 7 - Significant Acquisition). The cash portion of the acquisition price was paid through advances under the Company's revolving credit facility and cash on hand.

  The Company also recently entered into an agreement with Shell C.A.P.S.A. ("Shell") to purchase its interests in certain producing concessions in Argentina for approximately $50.4 million, subject to customary closing adjustments. Closing is anticipated by the end of August 2001.

  The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments other than the Shell agreement mentioned above. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally-generated cash flow to fund capital expenditures other than significant acquisitions. The Company's non-acquisition capital expenditure budget for 2001 and its preliminary non-acquisition budget for 2002 are currently set at $238 million and $298 million, respectively. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company continues to evaluate additional acquisitions of oil and gas properties. In addition to internally-generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "Liquidity"), however, no assurance can be given that sufficient funds will be available to fund the Company's desired acquisitions.

Liquidity

  Internally generated cash flow and the borrowing capacity under its revolving credit facility are the Company's major sources of liquidity. In addition, the Company may use other sources of capital, including the issuance of additional debt securities or equity securities, to fund any major acquisitions it might secure in the future and to maintain its financial flexibility.

  In the past, the Company has accessed the public markets to finance significant acquisitions and provide liquidity for its future activities. Since 1990, in conjunction with the purchase of substantial oil and gas assets, the Company completed five public equity offerings as well as two public debt offerings and two Rule 144A debt offerings, which provided the Company with aggregate net proceeds of approximately $843 million.

  On May 30, 2001, the Company issued $200 million of its 7 7/8% Senior Subordinated Notes due 2011 (the "7 7/8% Notes"). The 7 7/8% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2006. In addition, prior to May 15, 2004, the Company may redeem up to 35 percent of the 7 7/8% Notes with the proceeds of certain underwritten public offerings of the Company's common stock. The 7 7/8% Notes mature on May 15, 2011, with interest payable semiannually on May 15 and November 15 of each year. All of the net proceeds to the Company from the sale of the 7 7/8% Notes were used to repay a portion of the existing indebtedness under the Company's revolving credit facility.

  Under the Second Amended and Restated Credit Agreement dated November 30, 2000, as amended (the "Bank Facility"), certain banks have provided to the Company a $625 million unsecured revolving credit facility. The Bank Facility establishes a borrowing base determined by the banks' evaluation of the Company's oil and gas reserves. The amount available to be borrowed under the Bank Facility is limited to the lesser of the facility size or the borrowing base, which is currently set at $850 million.

  As a result of the recent amendment to its $625 million Bank Facility, the Company's unused availability under the Bank Facility at August 9, 2001, was approximately $235 million. The amendment included an increase in the borrowing base to $850 million, in part to reflect the addition of the Canadian properties acquired in the Genesis Acquisition. While availability under the Bank Facility is limited to the $625 million facility size, the $225 million of borrowing base in excess of the $625 million Bank Facility provides additional liquidity should the Company choose to incur additional indebtedness outside the Bank Facility. The unused portion of the Bank Facility and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and such properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased.

   Outstanding advances under the Bank Facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. As of June 30, 2001, the Company had $360 million outstanding under its Bank Facility, excluding outstanding letters of credit of approximately $8.7 million. The Company must pay a commitment fee ranging from
0.325 to 0.50 percent per annum on the unused portion of the banks' commitment.

  On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's oil and gas reserves. If the sum of outstanding senior debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Final maturity of the Bank Facility is November 30, 2005.

  The Company's internally generated cash flow, results of operations and financing for its operations are dependent on oil and gas prices. For the six months ended June 30, 2001, approximately 66 percent of the company's production was oil. Realized oil prices for the period decreased by two percent as compared to the same period of 2000 and total production on a BOE basis increased by 20 percent. As a result, the Company's earnings and cash flows materially increased compared to the first six months of 2000. To the extent oil prices decline, the Company's earnings and cash flow from operations may be adversely impacted. However, the Company believes that its cash flows and unused availability under the Bank Facility are sufficient to fund its planned capital expenditures for the foreseeable future.

Inflation

  In recent years, U.S. inflation has not had a significant impact on the Company's operations or financial condition.

Income Taxes

  The Company incurred a current provision for income taxes of approximately $50.2 million and $23.2 million for the first six months of 2001 and 2000, respectively. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries as it is the Company's intention, generally, to reinvest such earnings permanently.

Change in Accounting Principles

  The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101"), in the fourth quarter of 2000, effective January 1, 2000. SAB No. 101 requires oil inventories held in storage facilities to be valued at cost. Cost is defined as lifting costs plus depreciation, depletion and amortization. The Company previously followed industry practice by valuing oil inventories at market. The cumulative effect reduced net income by $1.4 million, net of income tax effects of $0.6 million. The first six months of 2000 have been restated to give effect to this change in accounting principle. Additional volatility in quarterly and annually reported earnings may occur in the future as a result of the required adoption of SAB No. 101 and fluctuations in oil inventory levels.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 1999 by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and in June 2000 by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

  Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition asset of $18.5 million related to cash flow hedges in place that are used to reduce the volatility in commodity prices for portions of the Company's forecasted oil production. Additionally, the Company recorded, net of tax, an adjustment to accumulated other comprehensive income in the Stockholders' Equity section of the balance sheet of $14.9 million. The amount recorded to accumulated other comprehensive income will be relieved over time and taken to the income statement as the physical transactions being hedged are finalized.

Foreign Operations

  For information on the Company's foreign operations, see "Foreign Currency and Operations Risk" under Item 3 of Part I of this Form 10-Q.

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

  Commodity Price Risk

  The Company produces, purchases and sells crude oil, natural gas, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. During 2000 and the first half of 2001, the Company entered into various oil hedges (swap agreements) for a total of 5.02 MMBbls of oil at a weighted average NYMEX reference price of $30.54 per Bbl for the calendar year 2001. The fair value of commodity swap agreements is the amount at which they could be settled, based on quoted market prices. At June 30, 2001, the Company would have received approximately $5.8 million to terminate its oil swap agreements then in place for the last two quarters of 2001 covering a total 1.80 MMBbls of oil at an average NYMEX reference price of $29.54 per Bbl. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

  Interest Rate Risk

  The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR-based, on borrowings from its commercial banks. To reduce the impact of fluctuations in interest rates, the Company maintains a portion of its total debt portfolio in fixed-rate debt. At June 30, 2001, the amount of the Company's fixed-rate debt was 62 percent of its total long-term debt. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

  The following table provides information about the Company's long-term debt principal payments and weighted-average interest rates by expected maturity dates:

                                                                                                            Fair
                                                                                                           Value
                                                                                 There-                      at
Long-Term Debt:                    2001    2002    2003    2004        2005      after        Total        6/30/01
                                   -------------------------------------------------------------------------------
Fixed rate (in thousands).........    -       -       -       -    $149,816     $449,398     $599,214     $606,206
Average interest rate.............    -       -       -       -        9.0%         8.7%         8.8%            -
Variable rate (in thousands)......    -       -       -       -    $360,000            -     $360,000     $360,000
Average interest rate.............    -       -       -       -         (a)            -          (a)            -

  (a) LIBOR plus an increment, based on level of outstanding senior debt to the borrowing base, up to a maximum of 2.0 percent. The increment above LIBOR at June 30, 2001, was 1.75 percent.

  Foreign Currency and Operations Risk

  International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. The Company has international operations in Argentina, Canada, Bolivia, Ecuador, Trinidad and Yemen. For the first half of 2001, the Company's exploration and production operations in Argentina accounted for approximately 25 percent of the Company's revenues, 33 percent of the Company's operating income and 21 percent of its total assets as of June 30, 2001. The Company's Canadian operations accounted for approximately 32 percent of its total assets as of June 30, 2001. A majority of these assets were purchased on May 2, 2001, as part of the Genesis Acquisition and the Company's exploration and production operations include only two months of their activity during the first half of 2001. During the first half of 2001, none of the Company's other international operations accounted for more than 10 percent of its revenues or operating income or total assets. The Company continues to identify and evaluate international opportunities, but currently has no binding agreements or commitments to make any material international investment other than the previously mentioned agreement with Shell C.A.P.S.A. for the purchase of its interests in certain producing Argentina concessions for $50.4 million. As a result of such significant foreign operations, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in these foreign countries.

  Since 1999, Argentina's economy has been in recession. In an effort to regain control of the economy, President Fernando de la Rua has appointed Domingo Cavallo as Minister of Economy. Mr. Cavallo has been granted emergency powers by Congress to introduce reforms to achieve an economic reactivation by restoring growth and competitiveness. In May, the International Monetary Fund (the "IMF") approved a debt-swap and new fiscal deficit targets in order to allow sufficient time for economic and fiscal reforms to take effect. The Congress recently passed a "zero deficit" law, which consists of emergency cuts in government spending with the goal of eliminating the fiscal deficit. In
effect,  the government will spend only what it collects in revenues.   Although
the President obtained the political support for the new law, social approval must still be won and economic recovery must take effect. Social protests have begun to escalate and some in the business community are calling for the federal government to take a firm approach to control the situation.

  Mr. Cavallo continues to focus on improvement in tax revenue, clamping down on tax evasion, lowering tariffs on imported capital goods to lower the costs of investment and taxing financial transactions. The Argentina congress has recently approved a proposal for the peso to shift from fixed parity with the U.S. dollar to a link with a basket of currencies including the euro and the U.S. dollar once the euro reaches a 1:1 exchange rate with the U.S. dollar. Until then, the peso will still be tied to the U.S. dollar only. Economic recovery will be led by new investment and by exports, but the pace of growth will likely be constrained by the economic slow down in Brazil, which is Argentina's main trading partner, and in the global economy.

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

  The political environment in Bolivia will soon change as President Hugo Banzer, after being stricken with cancer, has resigned and handed over power to his Vice-President, Jorge Quiroga. Mr. Quiroga, who is a U.S. educated industrial engineer, will run the country until new elections are held, which are currently scheduled for next year. He will be barred from running in those elections due to term limits.

  In 1987, the Boliviano ("Bs") replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house, the Bolsin, which is under the supervision of the Bolivian Central Bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at June 30, 2001, was US$1:Bs 6.60. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

  In Ecuador, President Gustavo Naboa and Congress continue to debate further tax, social, and customs reform to strengthen economic growth. The legal basis for many of the recent reforms is the Ley Fundamental para la Transformacion Economica del Ecuador (the "economic transformation law") enacted in March 2000, which mandated dollarization of the economy. As a result of this reform, all of the Company's Ecuadorian revenues and costs are U.S. dollar based. Even though the second phase of the economic transformation law (known as Trole II), which was intended to bring significant tax and labor reform and a defined privatization program to increase inflows of foreign direct investment, was rejected by Congress, President Noboa used his veto powers to pass a tax reform package which allowed the IMF to make a disbursement of its stand-by loan in the second quarter. Although this political environment has slowed decisive policymaking, fixed investment should see a significant increase in 2001 driven by construction of the new heavy oil pipeline (the O.C.P.) begun in the second quarter.

  With the Cometra Acquisition in December 2000 and the Genesis Acquisition in May 2001, the Company now has significant producing operations in Canada. The Company views the operating environment in Canada as stable and the economic stability as good. A majority of the Company's Canadian revenues and costs are denominated in Canadian dollars, and while the value of the Canadian dollar does fluctuate in relation to the U.S. dollar, the Company believes that any currency risk associated with its Canadian operations would not have a material impact on the Company's financial position or results of operations. The US$:C$ exchange rate at June 30, 2001, was US$1:C$1.5175 as compared to US$1:C$1.4995 at December 31, 2000.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 8, 2001, in Tulsa, Oklahoma. At the Annual Meeting, the stockholders of the Company elected William L. Abernathy and Bryan H. Lawrence as Class II Directors. The stockholders also considered and approved the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending December 31, 2001.

          There were present at the Annual Meeting, in person or by proxy, stockholders holding 55,486,537 shares of the Common Stock of the Company, or 88 percent of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

                                                                    Votes                    Broker
                                                      Votes       Against or                  Non-
                                                       For         Withheld    Abstentions   Votes
                                                    ----------    ----------   -----------   ------
          1.  Election of Directors:

              William L. Abernathy                  46,493,359     8,993,178       -0-         -0-
              Bryan H. Lawrence                     54,104,360     1,382,177       -0-         -0-

          2.  Ratification of Arthur Andersen
              LLP as independent public
              accountants of the Company
              for fiscal 2001                       55,277,578       153,892        55,067     -0-

Item 5.   Other Information
          -----------------

          Copies of the Company's press releases each dated August 8, 2001, announcing second quarter 2001 earnings results and revisions to 2001 capital budget and growth targets and announcing preliminary 2002 capital budget and growth targets are attached as exhibits hereto and incorporated herein by reference.

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

               2. Acquisition Agreement dated as of March 27, 2001, between the Company and Genesis Exploration Ltd. (filed as Exhibit 2 to the Company's Current Report on Form 8-K filed May 15,
                    2001).

               4. Indenture dated as of May 30, 2001, between The Chase Manhattan Bank, as Trustee, and the Company (filed as
                    Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-63896, filed on June 26, 2001).

               10. First Amendment to Second Amended and Restated Credit Agreement dated as of August 8, 2001, between the Company, the Lenders party thereto, Bank of Montreal, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Societe General, Southwest Agency, as Documentation Agent, and ABN AMRO Bank, N.V., as Managing Agent.

               99.1 Press release dated August 8, 2001, issued by the Company announcing second quarter 2001 earnings results.

               99.2 Press release dated August 8, 2001, issued by the Company announcing an acquisition in Argentina, revisions to 2001 capital budget and growth targets and preliminary 2002 capital budget and growth targets.

          b)   Reports on Form 8-K

               Form 8-K dated May 2, 2001, was filed May 15, 2001, to report under Item 2 the May 2, 2001, acquisition of 100 percent of the outstanding common stock of Genesis Exploration Ltd. and to report under Item 7 the acquisition agreement related thereto.

               Form 8-K/A1 dated May 2, 2001, was filed May 21, 2001, to report under Item 7 the financial statements for Genesis Exploration Ltd. and pro forma financial statements for the Company.

               Form 8-K dated May 22, 2001, was filed May 24, 2001, to report under Item 5 the Company's press release dated May 22, 2001, announcing the sale of $200 million of senior subordinated notes and updating the Company's 2001 hedging program.

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



                                 VINTAGE PETROLEUM, INC.
                                 -----------------------
                                      (Registrant)



DATE: August 14, 2001            \s\ Michael F. Meimerstorf
                                 -----------------------------------------------
                                 Michael F. Meimerstorf
                                 Vice President and Controller
                                 (Principal Accounting Officer)

                                 Exhibit Index


The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number                                  Description
-------       ------------------------------------------------------------------

2. Acquisition Agreement dated as of March 27, 2001, between the Company and Genesis Exploration Ltd. (filed as Exhibit 2 to the Company's Current Report on Form 8-K filed May 15, 2001).

4. Indenture dated as of May 30, 2001, between The Chase Manhattan Bank, as Trustee, and the Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-63896, filed on June 26, 2001).

10. First Amendment to Second Amended and Restated Credit Agreement dated as of August 8, 2001, between the Company, the Lenders party thereto, Bank of Montreal, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Societe General, Southwest Agency, as Documentation Agent, and ABN AMRO Bank, N.V., as Managing Agent.

99.1 Press release dated August 8, 2001, issued by the Company announcing second quarter 2001 earnings results.

99.2 Press release dated August 8, 2001, issued by the Company announcing an acquisition in Argentina, revisions to 2001 capital budget and growth targets and preliminary 2002 capital budget and growth targets.