Form 10-Q
period 2001-09-30
VINTAGE PETROLEUM INC
filed 2001-11-09
CIK 809428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

   [x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                    quarterly period ended September 30, 2001

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

Commission file number   1-10578
                       ----------
                             VINTAGE PETROLEUM, INC.
               (Exact name of registrant as specified in charter)


          Delaware                                    73-1182669
-------------------------------                ---------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

110 West Seventh Street         Tulsa, Oklahoma            74119-1029
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (918) 592-0101
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    ----          ----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at November 2, 2001
-----------------------------                   -------------------------------
Common Stock, $.005 Par Value                             63,080,322

                                     PART I

                             FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (In thousands, except shares
                             and per share amounts)
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                                     September 30,     December 31,
                                                                                         2001              2000
                                                                                     -------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents ....................................................     $      14,012     $     19,506
  Accounts receivable -
    Oil and gas sales ..........................................................            88,674          146,770
    Joint operations ...........................................................            18,653            6,267
  Derivative financial instruments receivable ..................................             5,746                -
  Prepaids and other current assets ............................................            32,570           13,946
                                                                                     -------------     ------------
         Total current assets ..................................................           159,655          186,489
                                                                                     -------------     ------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, successful efforts method ............................         2,516,039        1,734,003
  Oil and gas gathering systems and plants .....................................            28,668           19,252
  Other ........................................................................            24,182           19,636
                                                                                     -------------     ------------
                                                                                         2,568,889        1,772,891
  Less: Accumulated depreciation, depletion and amortization ...................           794,796          667,837
                                                                                     -------------     ------------
                                                                                         1,774,093        1,105,054
                                                                                     -------------     ------------
GOODWILL, net of amortization ..................................................           166,335                -
                                                                                     -------------     ------------
OTHER ASSETS, net ..............................................................            61,141           46,854
                                                                                     -------------     ------------
                                                                                     $   2,161,224     $  1,338,397
                                                                                     =============     ============


           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     September 30,     December 31,
                                                                                         2001              2000
                                                                                     -------------     ------------
CURRENT LIABILITIES:
  Revenue payable ..............................................................     $      37,065     $     60,519
  Accounts payable - trade .....................................................            56,232           43,225
  Current income taxes payable .................................................            14,217           43,187
  Short-term revolving debt ....................................................            10,917            3,400
  Other payables and accrued liabilities .......................................            75,160           61,961
                                                                                     -------------     ------------
     Total current liabilities .................................................           193,591          212,292
                                                                                     -------------     ------------
LONG-TERM DEBT .................................................................         1,016,344          464,229
                                                                                     -------------     ------------
DEFERRED INCOME TAXES ..........................................................           215,449           33,252
                                                                                     -------------     ------------
OTHER LONG-TERM LIABILITIES ....................................................             2,376            3,767
                                                                                     -------------     ------------
STOCKHOLDERS' EQUITY, per accompanying statement:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
     zero shares issued and outstanding ........................................                 -                -
  Common stock, $.005 par, 160,000,000 shares authorized,
     63,080,322 and 62,801,416 shares issued and
     outstanding, respectively .................................................               315              314
  Capital in excess of par value ...............................................           323,322          319,893
  Retained earnings ............................................................           426,303          303,449
  Accumulated other comprehensive income (loss) ................................           (14,531)           1,201
                                                                                     -------------     ------------
                                                                                           735,409          624,857
  Less: Unamortized cost of restricted stock awards ............................             1,945                -
                                                                                     -------------     ------------
                                                                                           733,464          624,857
                                                                                     -------------     ------------
                                                                                     $   2,161,224     $  1,338,397
                                                                                     =============     ============

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                       Three Months Ended     Nine Months Ended
                                                                           September 30,          September 30,
                                                                      --------------------   --------------------
                                                                         2001      2000        2001       2000
                                                                      ---------  ---------   ---------  ---------
                                                                                (Restated)             (Restated)
REVENUES:
  Oil and gas sales ................................................  $ 173,227  $ 185,546   $ 588,610  $ 476,334
  Gas marketing ....................................................     20,481     38,988     115,295     82,868
  Oil and gas gathering and processing .............................        794      5,529      15,100     13,223
  Gain (loss) on disposition of assets .............................          -       (805)         24     (1,188)
  Other income (expense) ...........................................       (679)       722       2,198    (22,600)
                                                                      ---------  ---------   ---------  ---------
                                                                        193,823    229,980     721,227    548,637
                                                                      ---------  ---------   ---------  ---------
COSTS AND EXPENSES:
  Lease operating, including production taxes ......................     58,314     41,926     159,062    116,800
  Exploration costs ................................................      9,561      8,949      15,253     12,330
  Gas marketing ....................................................     20,540     37,482     112,163     79,409
  Oil and gas gathering and processing .............................      1,299      5,019      15,776     11,337
  General and administrative .......................................     13,080      9,413      37,173     28,650
  Depreciation, depletion and amortization .........................     48,072     26,197     116,060     71,633
  Impairment of oil and gas properties .............................     10,706          -      10,706          -
  Amortization of goodwill .........................................      4,417          -       7,191          -
  Interest .........................................................     19,867     11,609      46,658     36,948
                                                                      ---------  ---------   ---------  ---------
                                                                        185,856    140,595     520,042    357,107
                                                                      ---------  ---------   ---------  ---------
  Income before income taxes and cumulative effect of change in
    accounting principle ...........................................      7,967     89,385     201,185    191,530
PROVISION (BENEFIT) FOR INCOME TAXES:
  Current ..........................................................      6,370     25,902      56,565     49,078
  Deferred .........................................................     (4,645)     4,934      15,461     17,138
                                                                      ---------  ---------   ---------  ---------
                                                                          1,725     30,836      72,026     66,216
                                                                      ---------  ---------   ---------  ---------
  Income before cumulative effect of change in
    accounting principle ...........................................      6,242     58,549     129,159    125,314

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, net of taxes of $644 ..................................          -          -           -     (1,422)
                                                                      ---------  ---------   ---------  ---------
NET INCOME .........................................................  $   6,242  $  58,549   $ 129,159  $ 123,892
                                                                      =========  =========   =========  =========
  BASIC INCOME PER SHARE:
  Income before cumulative effect of change in
    accounting principle ...........................................  $    0.10  $    0.93   $    2.05  $    2.00
  Cumulative effect of change in accounting principle ..............          -          -           -       (.02)
                                                                      ---------  ---------   ---------  ---------
  Net income .......................................................  $    0.10  $    0.93   $    2.05  $    1.98
                                                                      =========  =========   =========  =========
DILUTED INCOME PER SHARE:
  Income before cumulative effect of change in
    accounting principle ...........................................  $    0.10  $    0.92   $    2.02  $    1.96
  Cumulative effect of change in accounting principle ..............          -          -           -       (.02)
                                                                      ---------  ---------   ---------  ---------
  Net income .......................................................  $    0.10  $    0.92   $    2.02  $    1.94
                                                                      =========  =========   =========  =========
Weighted average common shares outstanding:
  Basic ............................................................     63,080     62,770      63,003     62,592
                                                                      =========  =========   =========  =========
  Diluted ..........................................................     64,068     63,956      64,092     63,892
                                                                      =========  =========   =========  =========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                            AND COMPREHENSIVE INCOME

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (In thousands)
                                   (Unaudited)

                                                                Capital     Unamortized                 Accumulated
                                           Common Stock        In Excess    Restricted                     Other
                                         ----------------        of Par       Stock         Retained    Comprehensive
                                         Shares    Amount        Value        Awards        Earnings       Income           Total
                                         ------    ------      ---------    -----------     ---------   -------------     --------
Balance at December 31, 2000 ........... 62,801    $  314      $ 319,893    $         -    $  303,449    $      1,201     $624,857

Cumulative effect of adoption of
  SFAS No. 133 .........................      -         -              -              -             -          14,915       14,915

Comprehensive income:
  Net income ...........................      -         -              -              -       129,159              -       129,159
  Foreign currency translation
    adjustment .........................      -         -              -              -             -         (20,311)     (20,311)
  Change in value of
    derivatives ........................      -         -              -              -             -         (10,336)     (10,336)
                                                                                                                          --------
  Total comprehensive income ...........                                                                                    98,512
                                                                                                                          --------
Exercise of stock options and
  resulting tax effects ................    169         1          1,215              -             -               -        1,216
Issuance of restricted stock ...........    110         -          2,214         (2,214)            -               -            -
Amortization of restricted
  stock awards .........................      -         -              -            269             -               -          269
Cash dividends declared
  ($.10 per share) .....................      -         -              -              -        (6,305)              -       (6,305)
                                         ------    ------     ----------   ------------     ---------   -------------     --------
Balance at September 30, 2001 .......... 63,080    $  315     $  323,322   $     (1,945)    $ 426,303    $    (14,531)    $733,464
                                         ======    ======     ==========   ============     =========   =============     ========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                          2001             2000
                                                                                     -------------     ------------
                                                                                                        (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................................  $     129,159      $   123,892
  Adjustments to reconcile net income to cash provided by operating activities, net of acquisitions-
      Depreciation, depletion and amortization ....................................        116,060           71,633
      Impairment of oil and gas properties ........................................         10,706                -
      Amortization of goodwill ....................................................          7,191                -
        Exploration costs .........................................................         15,253           12,330
        Provision for deferred income taxes .......................................         15,461           17,138
        Other adjustments .........................................................            714            1,188
      Cumulative effect of change in accounting principle .........................              -            1,422
                                                                                     -------------     ------------
                                                                                           294,544          227,603

  Decrease (increase) in receivables ..............................................         62,026          (44,272)
  Increase (decrease) in payables and accrued liabilities .........................        (67,529)          88,555
  Other ...........................................................................        (21,549)           3,971
                                                                                     -------------     ------------
          Cash provided by operating activities ...................................        267,492          275,857
                                                                                     -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -
    Oil and gas properties ........................................................       (214,479)        (155,410)
    Gathering systems and other ...................................................         (3,971)          (1,827)
  Proceeds from sale of oil and gas properties ....................................             24              863
  Purchase of companies, net of cash acquired .....................................       (478,417)               -
  Other ...........................................................................         (9,155)          (2,767)
                                                                                     -------------     ------------
          Cash used by investing activities .......................................       (705,998)        (159,141)
                                                                                     -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ........................................................          1,216            3,493
  Issuance of 7 7/8% Senior Subordinated Notes due 2011 ...........................        199,930                -
  Advances on revolving credit facility and other borrowings ......................        719,090           35,920
  Payments on revolving credit facility and other borrowings ......................       (480,880)        (179,632)
  Dividends paid ..................................................................         (5,981)          (5,003)
                                                                                     -------------     ------------
          Cash provided (used) by financing activities ............................        433,375         (145,222)
                                                                                     -------------     ------------
Effect of exchange rate changes on cash ...........................................           (363)               -
                                                                                     -------------     ------------
Net decrease in cash and cash equivalents .........................................         (5,494)         (28,506)

Cash and cash equivalents, beginning of period ....................................         19,506           42,687
                                                                                     -------------     ------------
Cash and cash equivalents, end of period ..........................................  $      14,012      $    14,181
                                                                                     =============     ============

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements and notes should be read in conjunction with the 2000 audited financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K, Item 8. Financial Statements and Supplementary Data.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Oil and Gas Properties

     Under the successful efforts method of accounting, the Company capitalizes all costs related to property acquisitions and successful exploratory wells, all development costs and the costs of support equipment and facilities. All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive; other exploration costs, including geological and geophysical costs, are expensed as incurred. The Company recognizes gains or losses on the sale of properties on a field basis.

     Unproved leasehold costs are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects are charged to expense. An impairment expense could result if oil and gas prices decline in the future as it may not be economic to develop some of these unproved prospects.

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

     The Company recorded a $9.1 million impairment charge during the third quarter of 2001 related to certain domestic properties that were held for sale during the fourth quarter of 2001. The impact of these properties on the results from operations in the accompanying income statements is immaterial. The Company also recorded a $1.6 million impairment charge during the third quarter of 2001 related to certain Canadian producing oil and gas properties. No other impairment charges were required during 2001. No impairment provision related to proved oil and gas properties was required for the first nine months or the third quarter of 2000.

     Prior to 2001, the Company considered only proved oil and gas reserves in determining fair value. However, with the December 2000 Cometra Acquisition and, more significantly, the May 2001 Genesis Acquisition, the Company acquired what it considers to be substantial probable and possible oil and gas reserves in Canada. The potential value of these reserves, on a risk-adjusted basis, was considered in determining the value of developed oil and gas properties during the Company's acquisition analyses. As a result of the possibility of significant value attributable to the probable and possible reserves, the Company changed its fair value definition for the purpose of impairment determination as of January 1, 2001, to include the present value of risk-adjusted probable and possible reserves. Had the Company calculated fair value as of September 30, 2001, using the fair value as defined prior to 2001, the impairment provision for the third quarter of 2001 related to its Canadian producing oil and gas properties would have been approximately $43 million. The change in the Company's fair value definition did not have any other material effect on the Company's financial statements for the three-month and nine-month periods ended September 30, 2001 and 2000.

     In estimating the future net revenues, the Company assumed that the current oil and gas price environment would continue and assumed operating costs would escalate annually beginning at current levels. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions.

     Hedging

     The Company periodically uses hedges (swap agreements) to reduce the impact of oil and natural gas price fluctuations. Gains or losses on swap agreements are recognized as adjustments to sales revenue when the related transactions being hedged are finalized. Gains or losses from swap agreements that do not qualify for accounting treatment as hedges are recognized currently as other income or expense. The cash flows from such agreements are included in operating activities in the consolidated statements of cash flows.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The FASB has subsequently issued Statement No. 137 and Statement No. 138 which are amendments to SFAS No.
133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition asset of approximately $18.5 million related to cash flow hedges in place that are used to reduce the volatility in commodity prices for portions of the Company's forecasted oil production. Additionally, the Company recorded, net of tax, an adjustment to accumulated other comprehensive income in the Stockholders' Equity section of the balance sheet of approximately $14.9 million. The amount recorded to accumulated other comprehensive income will be relieved over time and taken to the income statement as the physical transactions being hedged are finalized. A significant portion of the Company's cash flow hedges in place at January 1, 2001, had settled as of September 30, 2001, with the actual cash flow impact recorded in "Oil and gas sales" on the Company's income statement. During the first nine months of 2001, there were no significant gains or losses recognized in earnings for hedge ineffectiveness. The Company did not discontinue any hedges because of the probability that the original forecasted transaction would not occur.

     Statements of Cash Flows

     During the nine months ended September 30, 2001 and 2000, the Company made cash payments for interest totaling approximately $31.2 million and $32.3 million, respectively. Cash payments made during the first nine months of 2001 and 2000 for U.S. Federal and state income taxes were approximately $12.9 million and $15.6 million, respectively. The Company made cash payments of approximately $67.9 million and $7.2 million during the first nine months of 2001 and 2000, respectively, for foreign income taxes, primarily in Argentina.

     Earnings Per Share

     Basic earnings per common share for the third quarters of 2001 and 2000 were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share for the third quarters of 2001 and 2000 were computed assuming the exercise of all dilutive options, as determined by applying the treasury stock method. In addition, for the three month period ended September 30, 2001, the Company had outstanding stock options for 2,620,000 additional shares of the Company's common stock, with an average exercise price of $20.34, which were anti-dilutive. There were 729,000 anti-dilutive shares for the three month period ended September 30, 2000 at an average exercise price of $20.19.

     Lease Operating Expense

     For the three months ended September 30, 2001, the Company recorded in lease operating expenses gross production taxes and transportation and storage expenses of approximately $3.7 million and $3.3 million, respectively. For the three months ended September 30, 2000, the Company recorded in lease operating expenses gross production taxes and transportation and storage expenses of approximately $4.4 million and $3.1 million, respectively.

     For the nine months ended September 30, 2001, the Company recorded in lease operating expenses gross production taxes and transportation and storage expenses of approximately $13.4 million and $8.9 million, respectively. For the nine months ended September 30, 2000, the Company recorded in lease operating expenses gross production taxes and transportation and storage expenses of approximately $11.9 million and $7.2 million, respectively.

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

     Cumulative Effect of Change in Accounting Principle

     The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101") in the fourth quarter of 2000, effective January 1, 2000. SAB No. 101 requires oil inventories held in storage facilities to be valued at cost. Cost is defined as lifting costs plus depreciation, depletion and amortization. The Company previously followed industry practice by valuing oil inventories at market. The cumulative effect reduced net income by $1.4 million, net of income tax effects of approximately $0.6 million. Both the three month and nine month periods ended September 30, 2000, have been restated to give effect to this change in accounting principle. Additional volatility in quarterly and annually reported earnings may occur in the future as a result of fluctuations in oil inventory levels.

     Transportation and Storage Costs

     The Company adopted Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10") in the fourth quarter of 2000. EITF 00-10 requires that transportation and storage costs be shown as expenses in the statement of operations and not deducted from revenues. The Company previously followed industry practice by deducting transportation and storage costs from revenues. The Company now records transportation and storage costs as lease operating costs. Both the three month and nine month periods ended September 30, 2000, have been restated to reflect the adoption of EITF 00-10. The adoption of EITF 00-10 did not impact net income.

     Comprehensive Income

     The Company had no non-owner changes in equity other than net income during the nine months ended September 30, 2000. The Company had negative foreign currency translation adjustments of approximately $20.3 million for the nine months ended September 30, 2001, which it has included in accumulated other comprehensive income in the Stockholders' Equity section of the accompanying balance sheet. The Company also recorded under SFAS No. 133 a net reduction in unrealized derivative gains, net of tax, of approximately $10.3 million related to oil swaps, reducing the unrealized gains, net of tax, to $4.6 million at September 30, 2001. This net reduction consisted of a $13.3 million reduction of the transitional asset established on January 1, 2001 (initially $14.9 million), for contracts in place at December 31, 2000, that settled during the first nine months of 2001 and an increase for a current period change in value of $3.0 million for contracts to be settled in the fourth quarter of 2001 and the first half of 2002. The actual cash flow impact of settled oil swaps ($12.9 million), including those oil swaps entered into during 2001, has been reflected in the "Oil and gas sales" line on the Company's statement of income for the nine months ended September 30, 2001.

     Other Balance Sheet Detail

     The Company had $9.8 million and $3.3 million of value added tax receivables related to its South American operations at September 30, 2001, and December 31, 2000, respectively, included in other current assets. The Company had $19.3 million and $5.0 million of accrued interest payable at September 30, 2001, and December 31, 2000, respectively, included in other payables and accrued liabilities. The Company also had accrued property costs of $25.1 million and $14.6 million at September 30, 2001, and December 31, 2000, respectively, included in other payables and accrued liabilities.

3.  PUBLIC OFFERING

     On May 30, 2001, the Company issued $200 million of its 7 7/8% Senior Subordinated Notes due 2011 (the "7 7/8% Notes"). The 7 7/8% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2006. In addition, prior to May 15, 2004, the Company may redeem up to 35 percent of the 7 7/8% Notes with the proceeds of certain underwritten public offerings of the Company's common stock. The 7 7/8% Notes mature on May 15, 2011, with interest payable semiannually on May 15 and November 15 of each year. All of the net proceeds to the Company from the sale of the 7 7/8% Notes were used to repay a portion of the Company's existing indebtedness under its revolving credit facility.

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

4.  RECENT PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001.

     The Company's May 2001 acquisition of Genesis Exploration Ltd. was accounted for using the purchase method of accounting. Management plans to adopt SFAS No. 142 effective January 1, 2002, resulting in the elimination of goodwill amortization for future period statements of income. Management has not determined at this time if the adoption of SFAS No. 142 will have any other impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Currently the Company accrues future abandonment costs of wells and related facilities through its depreciation calculation and includes the cumulative accrual in accumulated depreciation. The new standard will require that the Company record the entire fair value of the retirement obligation as a liability at the time a well is drilled or acquired. The liability will accrete over time with a charge to interest expense. The new standard will apply to financial statements for the years beginning after June 15, 2002. While the new standard will require that the Company change its accounting for such abandonment obligations, the Company has not had an opportunity to evaluate the impact of the new standard on its financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 establishes accounting and reporting standards to establish a single accounting model, based on the framework established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for long-lived assets to be disposed of by sale. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company has not yet quantified the impact of adopting SFAS No. 144 on its financial statements, but does not believe it will have a material impact on the Company's financial position or results of operations.

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

         Operations in the gathering/plant and gas marketing segments are in the United States. The Company operates in the oil and gas exploration and production segment in the United States, Canada, South America, Trinidad and Yemen. Summarized financial information for the Company's reportable segments for the nine month and three month periods ended September 30, 2001 and 2000, is shown in the tables on the following two pages:


(In thousands)                                                 Exploration and Production
                                                ------------------------------------------------------------------
                                                                                                            Other
                                                   U.S.     Canada      Argentina    Bolivia    Ecuador    Foreign
                                               ---------   ---------    ---------    ---------  ---------  -------
Nine Months Ended 9/30/01
-------------------------
Revenues from external customers ............  $ 307,188   $  60,130    $ 189,145    $  12,724  $  19,658  $     -
Intersegment revenues .......................          -           -            -            -          -        -
Depreciation, depletion and
  amortization expense ......................     44,372      31,135       30,968        3,495      2,038        -
Impairment of oil and gas properties ........      9,096       1,610            -            -          -        -
Amortization of goodwill ....................          -           -            -            -          -        -
Operating income (loss) .....................    159,600       3,309      114,284        6,224     10,813   (2,414)
Total assets ................................    510,480     676,077      527,870      120,902     58,306   29,970
Capital investments .........................     50,254     658,303       92,537          871      9,348    7,084
Long-lived assets ...........................    463,784     655,956      462,309       94,948     48,811   27,605

Nine Months Ended 9/30/00 (Restated)
------------------------------------
Revenues from external customers ............  $ 245,069   $       -    $ 171,945    $  12,084  $  22,192  $     -
Intersegment revenues .......................          -           -            -            -          -        -
Depreciation, depletion and
  amortization expense ......................     38,994           -       23,324        5,091      1,509        -
Operating income (loss) .....................    130,250           -      111,172       (3,168)    15,344     (357)
Total assets ................................    521,744           -      453,054      132,493     56,714   21,983
Capital investments .........................     40,327           -       73,609       25,114      1,004   15,357
Long-lived assets ...........................    469,149           -      391,649      100,782     47,904   21,527

                                               Gathering/    Gas
                                                 Plant     Marketing    Corporate      Total
                                               ---------   ---------    ---------    ---------
Nine Months Ended 9/30/01
-------------------------
Revenues from external customers ............  $ 15,100    $ 115,295    $   1,987   $  721,227
Intersegment revenues (losses) ..............      (580)       1,714            -        1,134
Depreciation, depletion and
  amortization expense ......................     1,942            -        2,110      116,060
Impairment of oil and gas properties ........         -            -            -       10,706
Amortization of goodwill ....................         -            -        7,191        7,191
Operating income (loss) .....................    (2,618)       3,131       (7,313)     285,016
Total assets ................................    16,227        8,488      212,904    2,161,224
Capital investments .........................     9,773            -        4,546      832,716
Long-lived assets ...........................    13,349            -        7,331    1,774,093

Nine Months Ended 9/30/00 (Restated)
------------------------------------
Revenues from external customers ............  $ 13,223    $  82,868    $   1,256   $  548,637
Intersegment revenues .......................     1,434        1,578            -        3,012
Depreciation, depletion and
  amortization expense ......................     1,143            -        1,572       71,633
Operating income (loss) .....................       743        3,458         (314)     257,128
Total assets ................................    11,000       23,156       39,859    1,260,003
Capital investments .........................        79            -        1,748      157,238
Long-lived assets ...........................     6,065            -        4,950    1,042,026


(In thousands)                                                 Exploration and Production
                                                ------------------------------------------------------------------
                                                                                                            Other
                                                   U.S.     Canada      Argentina    Bolivia    Ecuador    Foreign
                                               ---------   ---------    ---------    ---------  ---------  -------

Three Months Ended 9/30/01
--------------------------
Revenues from external customers ............  $ 73,722    $ 27,955     $ 58,071     $  4,383   $  8,877   $     -
Intersegment revenues .......................         -           -            -            -          -         -
Depreciation, depletion and
  amortization expense ......................    15,755      17,445       10,733        1,358      1,063         -
Impairment of oil and gas properties ........     9,096       1,610            -            -          -         -
Amortization of goodwill ....................         -           -            -            -          -         -
Operating income (loss) .....................    17,095      (5,239)      32,495        1,895      4,769    (2,941)
Capital investments .........................    18,221      26,702       62,458          118      3,073     5,932

Three Months Ended 9/30/00 (Restated)
------------------------------------
Revenues from external customers ............  $ 88,525    $      -     $ 81,115     $  6,914   $  8,618   $     -
Intersegment revenues .......................         -           -            -            -          -         -
Depreciation, depletion and
  amortization expense ......................    13,317           -        9,024        2,305        569         -
Operating income (loss) .....................    48,852           -       57,748       (2,521)     5,071       (69)
Capital investments .........................    15,736           -       52,133       12,691        113     6,559

                                               Gathering/    Gas
                                                 Plant     Marketing    Corporate      Total
                                               ---------   ---------    ---------    ---------
Three Months Ended 9/30/01
--------------------------
Revenues from external customers ............  $    794    $ 20,481     $   (460)    $193,823
Intersegment revenues (losses) ..............      (158)        336            -          178
Depreciation, depletion and
  amortization expense ......................       888           -          830       48,072
Impairment of oil and gas properties ........         -           -            -       10,706
Amortization of goodwill ....................         -           -        4,417        4,417
Operating income (loss) .....................    (1,393)        (60)      (5,707)      40,914
Capital investments .........................       171           -        1,218      117,893

Three Months Ended 9/30/00 (Restated)
------------------------------------
Revenues from external customers ............  $  5,529    $ 38,988     $    291     $229,980
Intersegment revenues .......................       329         576            -          905
Depreciation, depletion and
  amortization expense ......................       391           -          591       26,197
Operating income (loss) .....................       119       1,504         (297)     110,407
Capital investments .........................        47           -          724       88,003

     Intersegment sales are priced in accordance with the terms of existing contracts and current market conditions. Capital investments include expensed exploratory costs. Corporate general and administrative costs and interest costs are not allocated to the operating income (loss) of the segments.

6.  COMMITMENTS AND CONTINGENCIES

     Through its December 2000 acquisition of Cometra Energy (Canada) Ltd. ("Cometra"), the Company assumed the drilling obligations of Cometra's wholly-owned subsidiary, Cometra Trinidad Limited. These obligations require the acquisition of 15 line-kilometers of 2-D seismic, 40 square-kilometers of 3-D seismic and drilling of three exploratory wells. As of September 30, 2001, all seismic obligations had been fulfilled and the first two exploratory wells had been drilled and were being tested. The Company is obligated to drill the third exploratory well under this commitment by February 2003 and currently estimates its cost will be approximately $1.6 million.

     The Company also is committed to drill four development wells on its Block 14 and Block 17 concessions in Ecuador (two wells each) during 2002. The Company currently estimates its commitment for these wells to be approximately $15 million.

     The Company had approximately $15.1 million in letters of credit outstanding at September 30, 2001. These letters of credit relate primarily to various obligations for acquisition and exploration activities in South America and bonding requirements of various state regulatory agencies for U.S. oil and gas operations. The Company's availability under its revolving credit facility is reduced by the outstanding letters of credit.

     The Company is a defendant in various lawsuits and is a party to governmental proceedings from time to time arising in the ordinary course of business. In the opinion of management, none of the various pending lawsuits and proceedings should have a material adverse impact on the Company's financial position or results of operations.

7.  SIGNIFICANT ACQUISITION

     On May 2, 2001, the Company completed the acquisition of Canadian-based Genesis Exploration Ltd. ("Genesis") for total consideration of $610 million, including transaction costs and the assumption of the estimated net indebtedness of Genesis at closing (the "Genesis Acquisition"). The cash portion of the acquisition price was paid through advances under the Company's revolving credit facility and cash on hand. The Genesis Acquisition was accounted for using purchase accounting and, as such, only five months of Genesis activity are included in the Company's statement of income for the nine month period ended September 30, 2001.

     The Company estimates that it acquired 62.2 million barrels of oil equivalent ("BOE") of proved reserves in the transaction with Genesis, consisting of approximately 27.7 million barrels of oil and 207.2 Bcf of gas. Proved undeveloped reserves of oil and gas account for 33 percent of total proved BOE of reserves. In addition, the Company estimates that the properties have significant upside potential which may be realized through its 2001 work program and beyond. The reserves acquired in the Genesis Acquisition are located primarily in the provinces of Alberta and Saskatchewan, with a significant exploration exposure in the Northwest Territories.

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

     The Genesis Acquisition preliminary purchase price was allocated as of May 2, 2001, as follows (in thousands):

                                                             C$         US$ (a)
                                                         ----------   ----------
Total purchase price ................................... $ 933,335    $ 609,624
Long-term debt assumed .................................  (135,000)     (88,178)
Negative working capital assumed .......................   (89,766)     (58,632)
                                                         ----------   ----------
Amount paid ............................................   708,569      462,814
Net assets at May 2, 2001 ..............................  (196,912)    (128,617)
                                                         ----------   ----------
Excess of purchase price over net assets
  at May 2, 2001 ....................................... $ 511,657    $ 334,197
                                                         ==========   ==========

Allocation of excess of purchase price over net assets:

Fair market value adjustment to oil and gas properties . $ 393,702    $ 257,153
SFAS No. 109 goodwill ..................................   273,640      178,733
Increase in deferred income taxes ......................  (150,630)     (98,387)
Increase in accrued liabilities ........................    (5,055)      (3,302)
                                                         ----------   ----------
                                                         $ 511,657    $ 334,197
                                                         ==========   ==========
---------------

     (a) Converted at the May 2, 2001, exchange rate of US$1/C$1.5310.

     SFAS No. 109 goodwill will be amortized using a unit-of-production basis over the total proved reserves acquired in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, until January 1, 2002, when the Company formally adopts SFAS No. 142.

     If the Genesis Acquisition had been consummated as of January 1, 2000, the Company's unaudited pro forma revenues and net income for the nine months ended September 30, 2001 and 2000, would have been as shown below; however, such pro forma information is not necessarily indicative of what actually would have occurred had the transaction occurred on such date.

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                        -----------------
                                                                                         2001       2000
                                                                                        ------     ------
                                                                                       (In thousands, except
                                                                                         per share amounts)

Revenues ............................................................................ $ 780,017   $ 629,192
Income before cumulative effect of change in accounting principle ...................   129,068     107,306
Net income ..........................................................................   129,068     105,884

Basic Income Per Share:
  Income before cumulative effect of change in accounting principle ................. $    2.05   $    1.71
  Net income ........................................................................      2.05        1.69

Diluted Income Per Share:
  Income before cumulative effect of change in accounting principle ................. $    2.01   $    1.68
  Net income ........................................................................      2.01        1.66

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



                                       Three Months Ended September 30,          Nine Months Ended September 30,
                                       --------------------------------          -------------------------------
                                           2001                 2000                2001                2000
                                       -------------        -----------          -----------         -----------
Production:
  Oil (MBbls) -
    U.S. ............................      2,108               2,259               6,438               6,731
    Argentina .......................      2,455(a)            2,572(b)            7,505(a)            6,623(b)
    Ecuador .........................        452(a)              325(b)            1,034(a)              909(b)
    Bolivia .........................         21(a)               44(b)               69(a)               87(b)
    Canada ..........................        575                   -               1,010                   -
      Total .........................      5,611(a)            5,200(b)           16,056(a)           14,350(b)
  Gas (MMcf) -
    U.S. ............................      8,533               8,787              26,137              26,931
    Argentina .......................      2,802               2,589               7,810               6,277
    Bolivia .........................      2,340               3,096               6,178               5,681
    Canada ..........................      7,604                   -              13,407                   -
      Total .........................     21,279              14,472              53,532              38,889
  Total MBOE ........................      9,157               7,611              24,978              20,831

Average prices:
  Oil (per Bbl) -
    U.S. ............................    $ 23.22(c)          $ 22.86(d)          $ 24.56(c)          $ 23.17(d)
    Argentina .......................      22.11(c)            29.71               23.76(c)            28.01
    Ecuador .........................      19.63               26.48               19.01               24.41
    Bolivia .........................      21.35               29.47               24.04               28.54
    Canada ..........................      21.95                   -               23.08                   -
      Total .........................      22.31(c)            26.53(d)            23.73(c)            25.51(d)

  Gas (per Mcf) -
    U.S. ............................    $  2.92            $   4.24             $  5.69             $  3.31
    Argentina .......................       1.35                1.82                1.39                1.84
    Bolivia .........................       1.69                1.82                1.79                1.69
    Canada ..........................       2.03                   -                2.75                   -
      Total .........................       2.26                3.29                3.88                2.83

   -------------

(a) Total production for the three months and nine months ended September 30, 2001, before the impact of changes in inventories was 5,701 MBbls (Argentina - 2,637 MBbls, Ecuador - 349 MBbls, Bolivia - 32 MBbls) and 16,316 MBbls (Argentina - 7,732 MBbls, Ecuador - 1,048 MBbls, Bolivia - 88 MBbls), respectively.

(b) Total production for the three months and nine months ended September 30, 2000, before the impact of changes in inventories was 5,037 MBbls (Argentina - 2,409 MBbls, Ecuador - 331 MBbls, Bolivia - 38 MBbls) and 14,594 MBbls (Argentina - 6,901 MBbls, Ecuador - 880 MBbls, Bolivia - 82 MBbls), respectively.

(c) Reflects the impact of oil hedges which increased the three months and nine months ended September 30, 2001, U.S., Argentina and total average oil prices per Bbl by $0.62, $1.18 and $0.75, and $0.60, $1.20 and $0.81,
     respectively.

(d) Reflects the impact of oil hedges which decreased the three months and nine months ended September 30, 2000, U.S. and total average oil prices per Bbl by $5.60 and $2.43, and $3.25 and $1.52, respectively.

     Average U.S. and Canada oil prices received by the Company fluctuate generally with changes in the NYMEX reference price for oil. The Company's Argentina oil production is sold at West Texas Intermediate spot prices as quoted on the Platt's Crude Oil Marketwire (approximately equal to the NYMEX reference price) less a specified differential. The Company's Ecuador production is sold to various third party purchasers at West Texas Intermediate spot prices less a specified differential. The Company experienced a seven percent decrease in its average oil price, including the impact of hedging activities (15 percent decrease excluding hedging activities), during the first nine months of 2001 as compared to the same period of 2000. The Company's realized average oil price for the first nine months of 2001 (before hedges) was approximately 82 percent of the NYMEX reference price compared to 91 percent for the same period of 2000. This decrease in realization was primarily the result of an increase in differentials on the Company's Argentina and Ecuador production.

     The Company participated in oil hedges covering 4.6 MMBbls and 6.5 MMBbls during the first nine months of 2001 and 2000, respectively. The impact of the 2001 hedges increased the Company's U.S. average oil price for the first nine months of 2001 by 60 cents to $24.56 per Bbl, its Argentina average oil price by $1.20 to $23.76 per Bbl and its overall average oil price by 81 cents to $23.73 per Bbl. The impact of the 2000 hedges reduced the Company's U.S. average oil price for the first nine months of 2000 by $3.25 to $22.86 per Bbl, and its overall average oil price by $1.52 to $26.53 per Bbl.

     Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region as evidenced by the significantly higher gas prices in California during the first half of 2001 due to the localized power shortage. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. In Argentina, the Company's average gas price is primarily determined by the realized price of oil from its El Huemul concession; however, this contract expires at the end of 2001. The Company anticipates securing long-term contracts for this gas during 2001; however, it expects these future gas prices to be at lower levels than the current contract. The Company's Canada gas is generally sold at spot market prices as reflected by the AECO gas price index. The Company's total average gas price for the first nine months of 2001 was 37 percent higher than the same period of 2000.

     The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company has entered into various oil hedges (swap agreements) for a total of 1.8 MMBbls of oil at a weighted average price of $26.65 per Bbl (NYMEX reference price) for the last quarter of 2001 and the first two quarters of 2002. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future. The following table reflects the barrels currently hedged and the corresponding weighted average NYMEX reference prices by quarter:

                                                        NYMEX
                                                      Reference
                                                        Price
     Quarter Ending                 Barrels            Per Bbl
   -----------------             --------------       ----------
                                 (in thousands)
   December 31, 2001                 920              $ 27.74
   March 31, 2002                    450                25.89
   June 30, 2002                     455                25.19

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on the first nine months of 2001 oil production, a change in the average oil price realized, before hedges, by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on an annual basis of approximately $10.0 million and $15.7 million, respectively. A 10 cent per Mcf change in the average price realized, before hedges, by the Company for gas would result in a change in net income and cash flow before income taxes on an annual basis of approximately $3.3 million and $5.3 million, respectively, based on gas production for the first nine months of 2001.

Period to Period Comparison

     During December 2000 and May 2001, the Company made two acquisitions which significantly impacted the period to period comparison for the third quarter and the first nine months of 2001. These acquisitions (the "Canadian Acquisitions") include the purchase of 100 percent of the outstanding common stock of Cometra Energy (Canada) Ltd. (the "Cometra Acquisition") in December 2000 and the purchase of 100 percent of the outstanding common stock of Genesis Exploration Ltd. (the "Genesis Acquisition") in May 2001.

     The Company's consolidated revenues and expenses for the third quarter and first nine months of 2001 include, under the purchase method of accounting, the consolidation of Cometra for a full three months and nine months, respectively, and Genesis for the entire third quarter and the last five months of the nine month period ended September 30, 2001.

Three months ended September 30, 2001, Compared to three months ended September 30, 2000

     The Company reported net income of $6.2 million for the quarter ended September 30, 2001, compared to net income of $58.5 million for the same period in 2000. The primary reasons for the 89 percent decrease quarter over quarter were a 31 percent decrease in average gas prices received by the Company and a 16 percent decrease in average oil prices, increases in lease operating expenses, general and administrative costs, depreciation, depletion and amortization, goodwill amortization and interest expense, all primarily as a result of the Canadian Acquisitions, and a $1.6 million impairment charge recorded during the third quarter of 2001 related to certain Canadian oil and gas producing properties. The Company also recorded a $9.1 million impairment charge during the third quarter of 2001 to reduce certain domestic producing oil and gas properties being held for sale to the lower of cost or fair market value. These properties, along with other properties, were sold at a public auction during October and a gain of $6.7 million will be recorded in the fourth quarter related to the sale, thus resulting in a net loss on disposition of $2.4 million.

     Oil and gas sales decreased $12.3 million (7 percent), to $173.2 million for the third quarter of 2001 from $185.5 million for the same period of 2000. An eight percent increase in oil production was offset by a 16 percent decrease in average oil prices, accounting for a decrease in oil revenues of $12.8 million. A 47 percent increase in gas production essentially offset a 31 percent decrease in average gas prices, accounting for an increase in gas revenues of $0.5 million. The Company's eight percent increase in oil production was primarily a result of volumes associated with the Canadian Acquisitions. The Company's gas production rose by 47 percent due primarily to the gas production from the Canadian Acquisitions and increased gas production in the Company's Argentina concessions.

     Lease operating expenses, including production taxes, increased $16.4 million (39 percent), to $58.3 million for the third quarter of 2001 from $41.9 million for the same period of 2000. The increase in lease operating expenses is due primarily to costs associated with properties acquired through the Canadian Acquisitions. Lease operating expenses per equivalent barrel produced increased 16 percent to $6.37 in the third quarter of 2001 from $5.51 for the same period in 2000, primarily the result of higher lease operating costs per equivalent barrel related to the Company's recently acquired Canadian operations and to non-recurring environmental cost reductions during the third quarter of 2000 related to the Company's U.S. operations. As the result of a Securities and Exchange Commission mandate, transportation and storage costs billed to the Company have been reclassified to lease operating expenses for all periods shown. These costs had been previously reported as a reduction of oil and gas revenues consistent with oil and gas industry practice. This reclassification added 36 cents and 40 cents to the reported lease operating expense per BOE in the third quarter of 2001 and 2000, respectively.

     Exploration costs increased $0.7 million (8 percent), to $9.6 million for the third quarter of 2001 from $8.9 million for the same period of 2000. During the third quarter of 2001, the Company's exploration costs included $5.6 million for unsuccessful exploratory drilling and leasehold impairments and $4.0 million for seismic and other geological and geophysical costs. Exploration expenses for the third quarter of 2000 consisted of $7.6 million for unsuccessful exploratory drilling, $1.1 million for lease impairments and $0.2 million for other geological and geophysical costs.

     General and administrative expenses increased $3.7 million (39 percent), to $13.1 million for the third quarter of 2001 from $9.4 million for the same period of 2000, due primarily to costs associated with the Company's new Canadian operations and personnel additions and consulting costs in conjunction with the Company's higher level of capital expenditures. The Company's G&A per BOE for the third quarter of 2001 was $1.43 compared to $1.24 for the same period of 2000.

     Depreciation, depletion and amortization increased $21.9 million (84 percent), to $48.1 million for the third quarter of 2001 from $26.2 million for the same period of 2000, primarily due to a 20 percent increase in total production and a higher DD&A rate associated with the properties acquired in the Genesis Acquisition. The Company's average oil and gas DD&A rate per equivalent barrel produced increased from $3.30 in the third quarter of 2000 to $5.05 in the third quarter of 2001.

     In connection with the Genesis Acquisition, the Company recorded at the time of acquisition as an asset, goodwill in the amount of approximately $178.7 million. The Company is currently required under Accounting Principles Board Opinion No. 17, Intangible Assets, to amortize this goodwill using the units-of-production method over the total proved reserves of Genesis. The Company recorded goodwill amortization expense of $4.4 million for the third quarter of 2001. In June 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, was issued changing the rules regarding goodwill. For fiscal years beginning January 1, 2002, companies are no longer required to amortize goodwill, but rather must periodically review the fair value of goodwill and record impairment charges to income when the fair value is less than the book value of the goodwill.

     As part of the Company's non-strategic producing oil and gas property divestiture program, certain domestic properties have been selected to be sold at public auctions during the fourth quarter of 2001. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), the Company recorded a $9.1 million impairment charge in the third quarter of 2001 to reduce certain of these properties to the lower of cost or fair market value. These properties, along with other properties, were sold at a public auction in October and a gain of $6.7 million will be recorded in the fourth quarter related to the sale, thus resulting in a net loss on the disposition of $2.4 million. The Company also recorded a $1.6 million impairment charge during the third quarter of 2001 related to certain Canadian producing oil and gas properties. No impairment charge was recorded in the third quarter of 2000.

     Interest expense increased $8.3 million (72 percent), to $19.9 million for the third quarter of 2001 from $11.6 million for the same period of 2000, due primarily to a 108 percent increase in the Company's total average outstanding debt quarter over quarter, primarily as a result of the borrowings related to and debt assumed with the Canadian Acquisitions. This increase was partially offset by a decrease in the Company's average interest rate to 7.59 percent for the third quarter of 2001 from 9.02 percent in the same period of 2000.

Nine months ended September 30, 2001, Compared to nine months ended September 30, 2000

     The Company reported net income of $129.2 million for the nine months ended September 30, 2001, compared to net income of $123.9 million for the year-earlier period. The increase in the Company's net income is primarily due to a 20 percent increase in production on an equivalent barrel basis, combined with a 37 percent increase in average gas prices. The first nine months of 2000 also included a $16.3 million, net of tax, non-recurring charge against income related to an unfavorable court decision in Argentina. After excluding this charge from 2000 period to date earnings, the Company's net income for the first nine months of 2001 was $11.0 million lower than the adjusted 2000 earnings for the same period. This decrease is primarily the result of higher costs associated with the Canadian Acquisitions offsetting the significant increase in revenues due to higher gas prices and overall production.

     Oil and gas sales increased $112.3 million (24 percent), to $588.6 million for the first nine months of 2001 from $476.3 million for the nine months of 2000. A 37 percent increase in average gas prices coupled with a 38 percent increase in gas production accounted for a $97.4 million increase in gas sales for the first nine months of 2001 as compared to the year-earlier period. A 12 percent increase in oil production, partially offset by a seven percent decrease in average oil prices, accounted for a $14.9 million increase in oil sales for the first nine months of 2001 as compared to the year-earlier period. The 12 percent increase in oil production and the 38 percent increase in gas production are primarily the result of the Canadian Acquisitions and the Company's exploitation and exploration activities, partially offset by declines in U.S. production.

     As a result of an unfavorable decision by the Supreme Court of Argentina, the Company had recorded as other expense in the first nine months of 2000 a non-recurring charge of $ 25.1 million. No similar charge was incurred in the first nine months of 2001.

     Lease operating expenses, including production taxes, increased $42.3 million (36 percent), to $159.1 million for the first nine months of 2001 from $116.8 million for the first nine months of 2000 primarily due to the 20 percent increase in production, increased lease power and field services costs, an increase in U.S. and Argentina severance taxes due to higher product prices and certain one-time repair costs in the U.S. Lease operating expenses per equivalent barrel produced increased 14 percent to $6.37 in the first nine months of 2001 from $5.61 for the same period in 2000. As the result of a Securities and Exchange Commission mandate, transportation and storage costs billed to the Company have been reclassified to lease operating expenses for all periods shown. These costs had been previously reported as a reduction of oil and gas revenues consistent with oil and gas industry practice. This reclassification added 36 cents and 34 cents to the reported lease operating expense per BOE in the first nine months of 2001 and 2000, respectively.

     Exploration costs increased $3.0 million (24 percent), to $15.3 million for the first nine months of 2001 from $12.3 million for same period of 2000. During the first nine months of 2001, the Company's exploration costs included $8.6 million for unsuccessful exploratory drilling and lease impairments and $6.7 million for seismic and other geological and geophysical costs. Exploration costs for the first nine months of 2000 included $10.0 million for unsuccessful exploratory drilling, primarily in Bolivia, $2.0 million for lease impairments and $ 0.3 million for other geological and geophysical costs.

     General and administrative expenses increased $8.5 million (30 percent), to $37.2 million for the first nine months of 2001 from $28.7 million for the first nine months of 2000 due primarily to costs associated with the Canadian operations acquired through the Canadian Acquisitions and personnel additions and consulting costs in conjunction with the Company's higher level of capital expenditures. General and administrative expenses per equivalent barrel produced increased to $1.49 for the first nine months of 2001 from $ 1.38 in the year-earlier period.

     Depreciation, depletion and amortization increased $44.5 million (62 percent), to $116.1 million for the first nine months of 2001 from $71.6 million for the first nine months of 2000, due primarily to the 20 percent increase in production on a BOE basis and the 35 percent increase in the average amortization rate per equivalent barrel produced from $3.30 in the first nine months of 2000 to $4.47 for the same period of 2001 primarily due to the Genesis Acquisition.

     Interest expense increased $9.8 million (27 percent), to $46.7 million for the first nine months of 2001 from $36.9 million for the first nine months of 2000, due primarily to a 42 percent increase in the Company's total average outstanding debt year over year. This increase was partially offset as the Company's overall average interest rate decreased to 8.00 percent in the first nine months of 2001 as compared to 8.81 percent in the year-earlier period primarily as the result of lower rates on its floating- rate debt due to overall market reductions and a significant increase in its lower-cost floating-rate borrowings as a result of the Canadian Acquisitions.

Capital Expenditures

     During the first nine months of 2001, the Company's total oil and gas capital expenditures were $818.4 million, including $599.5 million for oil and gas properties acquired in the Genesis Acquisition and $42.3 million for the acquisition of the producing LaVentana concession in Argentina. In North America, the Company's non-acquisition oil and gas capital expenditures totaled $104.2 million. Exploitation activities accounted for $69.5 million of the North America capital expenditures with exploration activities contributing $34.7 million. During the first nine months of 2001, the Company's international non-acquisition oil and gas capital expenditures totaled $67.6 million, including $50.3 million in Argentina on exploitation activities, $9.3 million in Ecuador, principally on exploitation, and $7.0 million on exploration projects in Trinidad and Yemen. The Company also spent another $1.0 million in other international areas.

     As of September 30, 2001, the Company had total unevaluated oil and gas property costs of approximately $107.2 million consisting of undeveloped leasehold costs of $87.1 million, including $61.8 million in Canada, and exploratory drilling in progress of $20.1 million. Approximately $20.3 million of the total unevaluated costs are associated with the Company's Yemen drilling program. Future exploration expense and earnings may be impacted to the extent any of the exploratory drilling is determined to be unsuccessful.

     On May 2, 2001, the Company completed the Genesis Acquisition for total consideration of $610 million, including transaction costs and the assumption of the estimated net indebtedness of Genesis at closing (See Note 7 - Significant Acquisition). The cash portion of the acquisition price was paid through advances under the Company's revolving credit facility and cash on hand.

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally-generated cash flow to fund capital expenditures other than significant acquisitions. The Company's revised non- acquisition capital expenditure budget for 2001 and its revised preliminary non-acquisition budget for 2002 are currently set at $238 million and $270 million, respectively. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company continues to evaluate additional acquisitions of oil and gas properties. In addition to internally-generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "Liquidity"), however, no assurance can be given that sufficient funds will be available to fund the Company's desired acquisitions.

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

     The Company's unused availability under the Bank Facility at November 2, 2001, was approximately $190 million. The unused portion of the Bank Facility and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and such properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased.

     Outstanding advances under the Bank Facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined) or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. As of September 30, 2001, the Company had $417.1 million outstanding under its Bank Facility, excluding outstanding letters of credit of approximately $15.1 million. The Company must pay a commitment fee ranging from 0.325 to 0.50 percent per annum on the unused portion of the banks' commitment.

     On a semiannual basis, the Company's borrowing base is redetermined by the banks based upon their review of the Company's oil and gas reserves. If the sum of outstanding senior debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Final maturity of the Bank Facility is November 30, 2005.

     The Company's internally generated cash flow, results of operations and financing for its operations are dependent on oil and gas prices. For the nine months ended September 30, 2001, approximately 64 percent of the Company's production was oil. Realized oil prices for the period decreased by seven percent as compared to the same period of 2000 and total production on a BOE basis increased by 20 percent. As a result, the Company's earnings and cash flows materially increased compared to the first nine months of 2000. To the extent oil and gas prices decline, the Company's earnings and cash flows from operations may be adversely impacted. However, the Company believes that its cash flows and unused availability under the Bank Facility are sufficient to fund its planned capital expenditures for the foreseeable future.

Inflation

     In recent years, inflation has not had a significant impact on the Company's operations or financial condition.

Income Taxes

     The Company incurred a current provision for income taxes of approximately $56.6 million and $49.1 million for the first nine months of 2001 and 2000, respectively. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries as it is the Company's intention, generally, to reinvest such earnings permanently.

Change in Accounting Principles

     The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101"), in the fourth quarter of 2000, effective January 1, 2000. SAB No. 101 requires oil inventories held in storage facilities to be valued at cost. Cost is defined as lifting costs plus depreciation, depletion and amortization. The Company previously followed industry practice by valuing oil inventories at market. The cumulative effect reduced net income by $1.4 million, net of income tax effects of $0.6 million. The first nine months of 2000 have been restated to give effect to this change in accounting principle. Additional volatility in quarterly and annually reported earnings may occur in the future as a result of the required adoption of SAB No. 101 and fluctuations in oil inventory levels.

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

     Commodity Price Risk

     The Company produces, purchases and sells crude oil, natural gas, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. During 2000 and the first nine months of 2001, the Company entered into various oil hedges (swap agreements) for various periods of calendar 2001 for a total of
5.48 MMBbls of oil at a weighted average NYMEX reference price of $30.23 per Bbl. The Company has also entered into various oil hedges (swap agreements) for a total of 905 MBbls of oil at a weighted average NYMEX reference price of $25.54 per Bbl for the first six months of 2002. The fair value of commodity swap agreements is the amount at which they could be settled, based on quoted market prices. At September 30, 2001, the Company would have received approximately $4.1 million to terminate its oil swap agreements then in place for the last quarter of 2001 covering a total 920 MMBbls of oil at an average NYMEX reference price of $27.74 per Bbl and approximately $1.6 million to terminate its oil swaps then in place for the first two quarters of 2002 covering a total of 905 MBbls of oil at an average NYMEX reference price of $25.54 per Bbl. The Company currently has no gas price hedges in place. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on the first nine months of 2001 oil production, a change in the average oil price realized, before hedges, by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on an annual basis of approximately $10.0 million and $15.7 million, respectively. A 10 cent per Mcf change in the average price realized, before hedges, by the Company for gas would result in a change in net income and cash flow before income taxes on an annual basis of approximately $3.3 million and $5.3 million, respectively, based on gas production for the first nine months of 2001.

     Interest Rate Risk

     The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR- based, on borrowings from its commercial banks. To reduce the impact of fluctuations in interest rates, the Company maintains a portion of its total debt portfolio in fixed-rate debt. At September 30, 2001, the amount of the Company's fixed-rate debt was 59 percent of its total long-term debt. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

     Based on the outstanding borrowings under variable rate debt instruments at September 30, 2001, a change in the average interest rate of 100 basis points would result in a change in net income and cash flow before income taxes on an annual basis of approximately $2.5 million and $4.1 million, respectively.

     The following table provides information about the Company's long-term debt principal payments and weighted-average interest rates by expected maturity dates:

                                                                                                        Fair
                                                                                                        Value
                                                                                   There-                at
Long-Term Debt:                      2001     2002     2003    2004      2005      after     Total     9/30/01
---------------                      ----     ----     ----    ----    --------  --------  ---------   -------
Fixed rate (in thousands)...........    -        -        -       -    $149,827  $449,417  $599,244   $608,109
Average interest rate...............    -        -        -       -         9.0%      8.7%      8.8%         -
Variable rate (in thousands)........    -        -        -       -    $417,100         -  $417,100   $417,100
Average interest rate...............    -        -        -       -          (a)        -        (a)         -

(a) LIBOR plus an increment, based on level of outstanding senior debt to the borrowing base, up to a maximum of 2.0 percent. The increment above LIBOR at September 30, 2001, was 1.25 percent.

     Foreign Currency and Operations Risk

     International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. The Company has international operations in Argentina, Canada, Bolivia, Ecuador, Trinidad and Yemen. For the first nine months of 2001, the Company's exploration and production operations in Argentina accounted for approximately 26 percent of the Company's revenues, 40 percent of the Company's operating income and 24 percent of its total assets as of September 30, 2001. The Company's Canadian operations accounted for approximately 31 percent of its total assets as of September 30, 2001. A majority of these Canadian assets were purchased on May 2, 2001, as part of the Genesis Acquisition and the Company's exploration and production operations include only five months of their activity during the first nine months of 2001. During the first nine months of 2001, none of the Company's other international operations accounted for more than 10 percent of its revenues, operating income or total assets. The Company continues to identify and evaluate international opportunities, but currently has no binding agreements or commitments to make any material international investment. As a result of such significant foreign operations, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in these foreign countries.

     Since 1999, Argentina's economy has been in recession. In an effort to regain control of the economy, President Fernando de la Rua has appointed Domingo Cavallo as Minister of Economy. Mr. Cavallo has been granted emergency powers by Congress to introduce reforms to achieve an economic reactivation by restoring growth and competitiveness. In May 2001, the International Monetary Fund (the "IMF") approved a debt-swap and new fiscal deficit targets in order to allow sufficient time for economic and fiscal reforms to take effect. The Congress recently passed a "zero deficit" law, which consists of emergency cuts in government spending with the goal of eliminating the fiscal deficit. In effect, the government will spend only what it collects in revenues.

     After a recent loss of power in Congressional elections, the ruling Alianza party has been unsuccessful at restructuring internal debt and creating new economic measures with the provincial governors, and therefore Mr. Cavallo has turned to external measures and is seeking from the IMF a full restructuring of the country's public bond debt.

     In the meantime, Mr. Cavallo continues to focus on improvement in tax revenue, clamping down on tax evasion, lowering tariffs on imported capital goods to lower the costs of investment and taxing financial transactions. The Argentina congress has recently approved a proposal for the peso to shift from fixed parity with the U.S. dollar to a link with a basket of currencies including the euro and the U.S. dollar once the euro reaches a 1:1 exchange rate with the U.S. dollar. Until then, the peso will still be tied to the U.S. dollar only. Economic recovery will be led by new investment and by exports, but the pace of growth will likely be constrained by the economic slow down in Brazil, which is Argentina's main trading partner, and in the global economy.

     All of the Company's Argentine revenues are U.S. dollar based, while a large portion of its costs are denominated in Argentine pesos. The Company believes that although there is a greater chance of devaluation of the peso if a debt restructuring is not obtained, its revenues would be unaffected and its operating costs would not be significantly increased. The Company's indirectly-owned Argentina subsidiary, Vintage Petroleum Argentina S.A., had value added tax receivables of approximately $21 million and tax net operating loss carry forwards of approximately $87 million at September 30, 2001, which are peso denominated for local reporting purposes. Should devaluation of the peso occur, the Company may not recognize full value of these assets. The carrying values of these assets, including a related deferred credit, at September 30, 2001, was approximately $20 million. At the present time, there are no foreign exchange controls preventing or restricting the conversion of Argentine pesos into dollars.

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

     In 1987, the Boliviano ("Bs") replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the Government's exchange house, the Bolsin, which is under the supervision of the Bolivian Central Bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at September 30, 2001, was US$1:Bs 6.74. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

     In Ecuador, President Gustavo Naboa and Congress continue to debate further tax, social, and customs reforms to strengthen economic growth. The legal basis for many of the recent reforms is the Ley Fundamental para la Transformacion Economica del Ecuador (the "economic transformation law") enacted in March 2000, which mandated dollarization of the economy. As a result of this reform, all of the Company's Ecuadorian revenues and costs are U.S. dollar based. Even though the second phase of the economic transformation law (known as Trole II), which was intended to bring significant tax and labor reform and a defined privatization program to increase inflows of foreign direct investment, was rejected by Congress, President Noboa used his veto powers to pass a tax reform package which allowed the IMF to make a disbursement of its stand-by loan in the second quarter. Having met the fiscal targets thus far in 2001 agreed to by the IMF, the government will be seeking further stand-by financing for 2002. Fixed investment has significantly increased in 2001 as construction of the new heavy oil pipeline (the O.C.P.) continues to progress on schedule.

     With the Cometra Acquisition in December 2000 and the Genesis Acquisition in May 2001, the Company now has significant producing operations in Canada. The Company views the operating environment in Canada as stable and the economic stability as good. A majority of the Company's Canadian revenues and costs are denominated in Canadian dollars. While the value of the Canadian dollar does fluctuate in relation to the U.S. dollar, the Company believes that any currency risk associated with its Canadian operations would not have a material impact on the Company's financial position or results of operations. The US$:C$ exchange rate at September 30, 2001, was US$1:C$1.5797 as compared to US$1:C$1.4995 at December 31, 2000.

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

Item 5.       Other Information
              -----------------

              Copies of the Company's press releases each dated November 7, 2001, announcing third quarter 2001 earnings results and revisions to 2001 capital budget and growth targets and its revised preliminary 2002 capital budget and growth targets are attached as exhibits hereto and incorporated herein by reference.

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

                    10. First Amendment to Second Amended and Restated Credit Agreement dated as of August 8, 2001, between the Company, the Lenders party thereto, Bank of Montreal, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Societe General, Southwest Agency, as Documentation Agent, and ABN AMRO Bank, N.V., as Managing Agent (filed as Exhibit 10 to the Company's report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001).

                    99.1 Press release dated November 7, 2001, issued by the Company announcing third quarter 2001 earnings results.

                    99.2 Press release dated November 7, 2001, issued by the Company announcing revisions to 2001 capital budget and growth targets and its revised preliminary 2002 capital budget and growth targets.

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

                                        VINTAGE PETROLEUM, INC.
                                        -----------------------
                                            (Registrant)

DATE:   November 8, 2001                \s\ Michael F. Meimerstorf
                                        ------------------------------------
                                        Michael F. Meimerstorf
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                  Exhibit Index

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number                                      Description
------              ------------------------------------------------------------


10. First Amendment to Second Amended and Restated Credit Agreement dated as of August 8, 2001, between the Company, the Lenders party thereto, Bank of Montreal, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Societe General, Southwest Agency, as Documentation Agent, and ABN AMRO Bank, N.V., as Managing Agent (filed as
                    Exhibit 10 to the Company's report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001).

99.1 Press release dated November 7, 2001, issued by the Company announcing third quarter 2001 earnings results.

99.2 Press release dated November 7, 2001, issued by the Company announcing revisions to 2001 capital budget and growth targets and its revised preliminary 2002 capital budget and growth targets.