Form 10-Q
period 2002-03-31
VINTAGE PETROLEUM INC
filed 2002-05-14
CIK 809428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from    to

Commission file number 1-10578

                             VINTAGE PETROLEUM, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

            Delaware                                        73-1182669
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

    110 West Seventh Street      Tulsa, Oklahoma            74119-1029
-------------------------------------------------------------------------------
     (Address of principal                                  (Zip Code)
       executive offices)

                                 (918) 592-0101
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
 -------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No ___
   ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                                   Outstanding at May 10, 2002
  -----------------------------                      ---------------------------
  Common Stock, $.005 Par Value                               63,136,322

                                     PART I



                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                          (In thousands, except shares
                             and per share amounts)

                                     ASSETS
                                     ------

                                                                     March 31,   December 31,
                                                                       2002         2001
                                                                    ----------   ------------
                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ....................................   $   16,711    $   15,454
   Accounts receivable -
      Oil and gas sales .........................................       80,269        77,628
      Joint operations ..........................................       11,176         9,354
   Derivative financial instruments receivable ..................           --         4,701
   Prepaids and other current assets ............................       22,837        37,517
                                                                    ----------    ----------

         Total current assets ...................................      130,993       144,654
                                                                    ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, successful efforts method ............    2,522,946     2,498,552
   Oil and gas gathering systems and plants .....................       19,515        20,508
   Other ........................................................       26,003        25,506
                                                                    ----------    ----------

                                                                     2,568,464     2,544,566
   Less accumulated depreciation, depletion and amortization ....      856,400       809,522
                                                                    ----------    ----------

                                                                     1,712,064     1,735,044
                                                                    ----------    ----------

GOODWILL, net of amortization ...................................      156,929       156,990
                                                                    ----------    ----------

OTHER ASSETS, net ...............................................       54,970        60,100
                                                                    ----------    ----------

                                                                    $2,054,956    $2,096,788
                                                                    ==========    ==========

            See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                  March 31,   December 31,
                                                                    2002          2001
                                                                 ----------   ------------
                                                                 (Unaudited)
CURRENT LIABILITIES:
   Revenue payable ...........................................   $   24,278    $   25,625
   Accounts payable - trade ..................................       44,914        62,362
   Current income taxes payable ..............................        6,784        21,638
   Short-term debt ...........................................       17,817        17,320
   Derivative financial instruments payable ..................        9,895            --
   Other payables and accrued liabilities ....................       55,164        45,200
                                                                 ----------    ----------

      Total current liabilities ..............................      158,852       172,145
                                                                 ----------    ----------

LONG-TERM DEBT ...............................................    1,011,803     1,010,673
                                                                 ----------    ----------

DEFERRED INCOME TAXES ........................................      161,352       166,319
                                                                 ----------    ----------

OTHER LONG-TERM LIABILITIES ..................................       10,549        18,208
                                                                 ----------    ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY, per accompanying statements:
   Preferred stock, $.01 par, 5,000,000 shares authorized,
      zero shares issued and outstanding .....................           --            --
   Common stock, $.005 par, 160,000,000 shares authorized,
      63,104,322 and 63,081,322 shares issued and 63,079,322
      and 63,081,322 outstanding .............................          316           315
   Capital in excess of par value ............................      323,776       324,077
   Retained earnings .........................................      420,618       428,443
   Accumulated other comprehensive loss ......................      (31,071)      (21,632)
                                                                 ----------    ----------

                                                                    713,639       731,203
   Less unamortized cost of restricted stock awards ..........        1,239         1,760
                                                                 ----------    ----------

                                                                    712,400       729,443
                                                                 ----------    ----------

                                                                 $2,054,956    $2,096,788
                                                                 ==========    ==========

            See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                             2002       2001
                                                           --------   --------
REVENUES:
   Oil and gas sales ...................................   $122,568   $206,879
   Gas marketing .......................................     12,328     59,323
   Oil and gas gathering ...............................      1,385      8,109
   Foreign currency exchange gain ......................      2,892        147
   Other income ........................................        645      1,032
                                                           --------   --------
                                                            139,818    275,490
                                                           --------   --------
COSTS AND EXPENSES:
   Lease operating, including production taxes .........     48,919     47,856
   Exploration costs ...................................      8,953      2,203
   Gas marketing .......................................     11,804     57,326
   Oil and gas gathering ...............................      1,777      8,355
   General and administrative ..........................     13,042     11,979
   Depreciation, depletion and amortization ............     49,773     27,591
   Interest ............................................     17,437     10,917
                                                           --------   --------
                                                            151,705    166,227
                                                           --------   --------
      Income (loss) before income taxes ................    (11,887)   109,263
                                                           --------   --------
PROVISION (BENEFIT) FOR INCOME TAXES:
   Current .............................................      2,039     22,238
   Deferred ............................................     (8,306)    16,327
                                                           --------   --------
                                                             (6,267)    38,565
                                                           --------   --------
NET INCOME (LOSS) ......................................   $ (5,620)  $ 70,698
                                                           ========   ========

BASIC INCOME (LOSS) PER SHARE ..........................   $  (0.09)  $   1.12
                                                           ========   ========

DILUTED INCOME (LOSS) PER SHARE ........................   $  (0.09)  $   1.10
                                                           ========   ========

Weighted Average Common Shares Outstanding:
   Basic ...............................................     63,083     62,898
                                                           ========   ========
   Diluted .............................................     63,083     64,055
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

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            ---------------------------------------------------------

                             AND COMPREHENSIVE LOSS
                             ----------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                    -----------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                                     Capital                              Accumulated
                                                         Treasury      In      Unamortized                    Other
                                         Common Stock     Stock      Excess    Restricted                    Compre-
                                       ---------------   --------    of Par      Stock        Retained        hensive
                                       Shares   Amount    Shares      Value      Awards       Earnings         Loss       Total
                                       ------   ------   --------   --------   -----------   ----------   -----------    --------
BALANCE AT DECEMBER 31, 2001 .......   63,081    $315       --      $324,077    $(1,760)      $428,443       $(21,632)   $729,443

   Comprehensive loss:
      Net loss .....................       --      --       --            --         --         (5,620)            --      (5,620)
      Foreign currency
         translation
         adjustment ................       --      --       --            --         --             --           (500)       (500)
      Change in value of
         derivatives................       --      --       --            --         --             --         (8,939)     (8,939)
                                                                                                                         --------
      Total comprehensive loss .....                                                                                      (15,059)

   Exercise of stock options and
      resulting tax effects ........       23       1       --           205         --             --             --         206
   Amortization of restricted
      stock awards .................       --      --       --            --        170             --             --         170
   Forfeiture of restricted
      stock ........................      (25)     --       25          (506)       351             --             --        (155)
   Cash dividends declared
      ($.035 per share) ............       --      --       --            --         --         (2,205)            --      (2,205)
                                       ------    ----      ---      --------    -------       --------       --------    --------
BALANCE AT MARCH 31, 2002 ..........   63,079    $316       25      $323,776    $(1,239)      $420,618       $(31,071)   $712,400
                                       ======    ====      ===      ========    =======       ========       ========    ========

            See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                     --------------------
                                                                       2002        2001
                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .............................................   $ (5,620)   $ 70,698
   Adjustments to reconcile net income (loss) to cash
      provided by operating activities -
         Depreciation, depletion and amortization ................     49,773      27,591
         Exploration costs .......................................      8,953       2,203
         Provision (benefit) for deferred income taxes ...........     (8,306)     16,327
         Foreign currency exchange gain ..........................     (2,892)       (147)
         Gain on disposition of assets ...........................        (85)        (26)
         Other non-cash items ....................................       (177)         --
                                                                     --------    --------
                                                                       41,646     116,646

   Increase (decrease) in receivables ............................     (4,479)     34,478
   Decrease in payables and accrued liabilities ..................    (13,671)    (17,693)
   Other working capital changes .................................      6,484      (3,491)
                                                                     --------    --------
            Cash provided by operating activities ................     29,980     129,940
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures -
      Oil and gas properties .....................................    (34,271)    (26,825)
      Gathering systems and other ................................        494      (1,745)
   Proceeds from sales of oil and gas properties .................      7,195          --
   Other .........................................................     (2,014)     (1,473)
                                                                     --------    --------
            Cash used by investing activities ....................    (28,596)    (30,043)
                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock ......................................        398       1,126
   Advances on revolving credit facility and other borrowings ....     68,006      12,427
   Payments on revolving credit facility and other borrowings ....    (66,000)    (66,965)
   Dividends paid ................................................     (2,205)     (1,884)
   Other .........................................................       (332)     (2,390)
                                                                     --------    --------
            Cash provided (used) by financing activities .........       (133)    (57,686)
                                                                     --------    --------

EFFECT OF EXCHANGE RATE CHANGE ON CASH ...........................          6          --
                                                                     --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........................      1,257      42,211

CASH AND CASH EQUIVALENTS, beginning of period ...................     15,454      19,506
                                                                     --------    --------
CASH AND CASH EQUIVALENTS, end of period .........................   $ 16,711    $ 61,717
                                                                     ========    ========

            See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             March 31, 2002 and 2001

1.   GENERAL

     The accompanying financial statements are unaudited. The consolidated financial statements include the accounts of Vintage Petroleum, Inc. and its wholly- and majority-owned subsidiaries and its proportionately consolidated general partner and limited partner interests in various joint ventures (collectively, the "Company"). Management believes that all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. Certain 2001 amounts have been restated to conform with the 2002 presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

     On May 2, 2001, the Company completed the acquisition of Canadian-based Genesis Exploration Ltd. ("Genesis") for total consideration of $617 million, including transaction costs and the assumption of the estimated net indebtedness of Genesis at closing. The cash portion of the acquisition price was paid through advances under the Company's revolving credit facility and cash on hand. The acquisition of Genesis was accounted for using purchase accounting and, as such, no Genesis activity is included in the Company's statement of operations for the three months ended March 31, 2001.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements and notes should be read in conjunction with the 2001 audited financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K, Item 8, Financial Statements and Supplementary Data.

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

     Unproved leasehold costs are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects are charged to expense. An impairment expense could result if oil and gas prices decline in the future, as it may not be economic to develop some of these unproved properties.

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

     In estimating the future net revenues at March 31, 2002, to be used for impairment testing, the Company assumed that oil and gas prices and operating costs would escalate annually, beginning at current levels. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions. No impairment provision related to proved oil and gas properties was required for the first three months of either 2002 or 2001.

     On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 establishes accounting and reporting standards to establish a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

     Goodwill

     Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the purchase of Genesis. In 2001, goodwill was amortized using the unit-of-production basis over the total proved reserves acquired. Accumulated amortization was approximately $11.9 million at March 31, 2002, and December 31, 2001.

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

     Management is engaging an independent appraisal firm to perform an assessment of the fair value of its Canadian reporting unit, which will be compared with the carrying value of the reporting unit to determine whether any indication of impairment existed on the date of adoption. Under the provisions of SFAS No. 142, the Company has six months from the time of adoption to have its appraisal completed. To the extent the Canadian reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the Canadian reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's 2002 statement of operations. Any previously issued financial statements for 2002 are required to be restated at the time such impairment loss is recognized.

     Hedging

     The Company periodically uses hedges (swap agreements) to reduce the impact of oil and gas price fluctuations. Gains or losses on swap agreements are recognized as an adjustment to sales revenue when the related transactions being hedged are finalized. Gains or losses from swap agreements that do not qualify for accounting treatment as hedges are recognized currently as other income or expense. The cash flows from such agreements are included in operating activities in the consolidated statements of cash flows.

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

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition receivable of approximately $18.5 million related to cash flow hedges in place that are used to reduce the volatility in commodity prices for portions of the Company's forecasted oil production. Additionally, the Company recorded, net of tax, an adjustment to accumulated other comprehensive income in the Stockholders' Equity section of the balance sheet of approximately $14.9 million. The amount recorded to accumulated other comprehensive income was relieved and taken to the statement of operations as the physical transactions being hedged were finalized. A significant portion of the Company's cash flow hedges in place at January 1, 2001, had settled as of March 31, 2001, with the actual cash flow impact recorded in oil and gas sales in the Company's statement of operations. At March 31, 2002, the Company had a derivative financial instrument payable of $9.9 million related to 2002 cash flow hedges in place. During the first three months of 2002 and 2001, there were no significant gains or losses recognized in earnings for hedge ineffectiveness. The Company did not discontinue any hedges because of the probability that the original forecasted transaction would not occur.

     Statements of Cash Flows

     During the three months ended March 31, 2002 and 2001, the Company made cash payments for interest totaling $8.6 million, and $6.3 million, respectively. Cash payments made for U.S. income taxes of $6.2 million and $41,000 were made during the first three months of 2002 and 2001, respectively. The Company made cash payments of $1.6 million and $2.3 million during the first three months of 2002 and 2001, respectively, for foreign income taxes, primarily in Canada.

     Earnings Per Share

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share for the first three months of 2001 were computed assuming the exercise of all dilutive options, as determined by applying the treasury stock method. For the three months ended March 31, 2002, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss per share were the same. Had the Company been in a net income position for this period, the Company's diluted weighted average outstanding common shares would have been 63,532,680. In addition, for the three months ended March 31, 2002 and 2001, the Company had outstanding stock options for 3,138,850 and 638,000 additional shares of the Company's common stock, respectively, with average exercise prices of $19.16 and $21.82, respectively, which were antidilutive.

     Foreign Currency

     Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. All of the Company's subsidiaries use the U.S. dollar as their functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the Company's or its subsidiaries' functional currency are included in the results of operations as incurred.

     Beginning in 1991, the Argentine peso ("peso") was tied to the U.S. dollar at a rate of one peso to one U.S. dollar. As a result of economic instability and substantial withdrawals from the banking system, in early December 2001, the Argentine government instituted restrictions that prohibit foreign money transfers without Central Bank approval and only allow cash withdrawals from bank accounts for personal transactions in small amounts with certain limited exceptions. While the legal exchange rate remained at one peso to one U.S. dollar, financial institutions were allowed to conduct only limited activity due to these controls, and currency exchange activity was effectively halted except for personal transactions in small amounts. These actions by the government in effect caused a devaluation of the peso in December 2001. Because exchangeability of the peso was lacking from early December 2001 to January 11, 2002 (the first date subsequent to year end at which exchanges could be made), the Company used the estimated exchange rate of 1.65 pesos to one U.S. dollar at January 11, 2002, to translate peso-denominated balances at December 31, 2001.

     On January 6, 2002, the Argentine government abolished the one peso to one U.S. dollar legal exchange rate. On January 9, 2002, Decree 71 created a dual exchange market whereby foreign trade transactions were conducted at an official exchange rate of 1.4 pesos to one U.S. dollar and other transactions were conducted in a free floating exchange market. On February 8, 2002, Decree 260 unified the dual exchange markets and allowed the peso to float freely with the U.S. dollar. The exchange rate at March 31, 2002, was 2.90 pesos to one U.S. dollar.

     On February 3, 2002, Decree 214 required all contracts that were previously payable in U.S. dollars to be payable in pesos. U.S. dollars in Argentine banks on this date were converted to pesos at the government-imposed rate of 1.4 pesos to one U.S. dollar and U.S. dollar obligations with banks were converted to pesos at the government-imposed rate of one peso to one U.S. dollar. On January 10, 2002, all bank accounts above a certain amount were converted to fixed-term deposits scheduled to be returned to deposit holders in pesos beginning in January 2003. Pursuant to an emergency law passed on January 10, 2002, U.S. dollar obligations between private parties due after January 6, 2002, are to be liquidated in pesos at a negotiated rate of exchange which reflects a sharing of the impact of the devaluation. This emergency law requires the obligor to make an interim payment of one peso per U.S. dollar of the claim and provides a period of 180 days for the parties to negotiate the final amount to settle the U.S. dollar obligation. The settlements in pesos of the existing U.S. dollar-denominated agreements were substantially completed by March 31, 2002, thus, future quarters should not be impacted by this mandate. This government-mandated "equitable sharing" of the impact of the devaluation resulted in a reduction in first quarter 2002 oil revenues from domestic sales in Argentina of approximately $8 million, or $2.73 per Argentine Bbl produced or $1.46 per total Company Bbl produced. The Company's Argentine lease operating costs were also reduced as a result of this mandate and the positive impact of devaluation on the Company's peso-denominated costs, and essentially offset the negative impact on Argentine oil revenues.

     Absent the January 10, 2002, emergency law, the devaluation of the peso would have had no effect on the Company's U.S. dollar-denominated payables and receivables at December 31, 2001. A $0.9 million gain resulting from this involuntary conversion was recorded in January 2002 and is reflected in "Other income" in the accompanying statement of operations. The translation of peso-denominated balances at March 31, 2002, and peso-denominated transactions during the three months ended March 31, 2002, resulted in a foreign currency exchange gain of $2.9 million.

     Lease Operating Expense

     For the three months ended March 31, 2002 and 2001, the Company recorded in lease operating expenses gross production taxes of $2.3 million and $5.1 million, respectively. For the three months ended March 31, 2002 and 2001, the Company recorded in lease operating expenses, transportation and storage expenses of approximately $3.2 million and $2.8 million, respectively.

     Comprehensive Loss

     The Company had foreign currency translation losses of approximately $0.5 million for the three months ended March 31, 2002, which are included in accumulated other comprehensive loss in the Stockholders' Equity section of the accompanying balance sheet.

     During the three months ended March 31, 2002, the Company also recorded under SFAS No. 133 an $8.9 million charge to other comprehensive loss (net of a $5.8 million tax benefit) for changes in unrealized derivative gains and losses related to oil and gas price swaps and gas basis swaps. This charge consists of the removal of a $3.0 million unrealized gain (net of $1.9 million tax expense) for derivative contracts in place at December 31, 2001, which settled in 2002 and the recording of unrealized losses of $5.9 million (net of $3.9 million tax benefit) related to open derivative contracts at March 31, 2002, that will settle later in 2002. The actual cash flow gain from settled oil swaps of $0.8 million has been reflected in "Oil and gas sales" on the Company's statement of operations for the three months ended March 31, 2002.

3.   LONG-TERM DEBT

     Long-term debt at March 31, 2002, and December 31, 2001, consisted of the following:

                                                             March 31,    December 31,
(In thousands)                                                  2002          2001
                                                             ----------   ------------
Revolving credit facility ................................   $  412,500    $  411,400
Senior subordinated notes:
   9% Notes due 2005, less unamortized discount ..........      149,847       149,837
   8 5/8% Notes due 2009, less unamortized discount ......       99,521        99,503
   9 3/4% Notes due 2009 .................................      150,000       150,000
   7 7/8% Notes due 2011, less unamortized discount ......      199,935       199,933
                                                             ----------    ----------
                                                             $1,011,803    $1,010,673
                                                             ==========    ==========

     The Company had $17.3 million and $9.5 million of accrued interest payable related to its long-term debt at March 31, 2002, and December 31, 2001, respectively, included in other payables and accrued liabilities.

     On May 2, 2002, the Company issued, through a Rule 144A offering, $350 million of its 8 1/4% Senior Notes due 2012 (the "8 1/4% Notes"). All of the net proceeds were used to repay a portion of the outstanding balance under the Company's revolving credit facility and to redeem $100 million of the Company's outstanding $150 million 9% Senior Subordinated Notes due 2005 (the "9% Notes"), for which the Company has initiated a call for redemption. The 8 1/4% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2007. In addition, prior to May 1, 2005, the Company may redeem up to 35 percent of the 8 1/4% Notes with the proceeds of certain underwritten public offerings of the Company's common stock. The 8 1/4% Notes mature on May 1, 2012, with interest payable semi-annually on May 1 and November 1, commencing November 1, 2002.

     Upon a change in control of the Company (as defined in the applicable indentures), holders of the 8 1/4% Notes and the Company's senior subordinated notes (collectively, the "Notes") may require the Company to repurchase all or a portion of the Notes at a purchase price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest. The indentures for the Notes contain limitations on, among other things, additional indebtedness and liens, the payment of dividends and other distributions, certain investments and transfers or sales of assets.

     In conjunction with the offering of 8 1/4% Notes, the Company entered into a new $300 million revolving credit facility (the "Bank Facility"), which was used to refinance its previously existing credit facility and will be available to provide funds for ongoing operating and general corporate needs. The Bank Facility consists of a three-year senior secured credit facility with availability governed by a borrowing base determination.

     The borrowing base ($300 million at May 2, 2002) is based on the bank's evaluation of the Company's oil and gas reserves. The amount available to be borrowed under the Bank Facility is limited to the lesser of the borrowing base or the facility size, which is also currently set at $300 million. The next borrowing base redetermination will be in November 2002.

     Outstanding advances under the Bank Facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined therein) or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior secured debt to the borrowing base. In addition, the Company must pay a commitment fee of 0.50 percent per annum on the unused portion of the bank's commitment.

     The Company's borrowing base will be redetermined on a semiannual basis by the banks based upon their review of the Company's oil and gas reserves. If the sum of outstanding senior secured debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding are due at maturity on May 2, 2005. The Bank Facility will be secured by a first priority lien on the Company's U.S. oil and gas properties constituting at least 80 percent of the present value of the Company's U.S. proved reserves owned now or in the future. The Bank Facility will be guaranteed by all of the Company's existing and future U.S. subsidiaries, if any, that grant a lien on oil and gas properties under the Bank Facility.

     The terms of the Bank Facility impose certain restrictions on the Company regarding the pledging of assets and limitations on additional indebtedness. In addition, the Bank Facility requires the maintenance of a minimum current ratio (as defined therein) and tangible net worth (as defined therein) of not less than $425 million plus 75 percent of the net proceeds of any future equity offerings less any impairment write downs required by GAAP or by the Securities and Exchange Commission and excluding any impact related to SFAS No. 133.

     After giving effect to the use of the net proceeds from the offering of the 8 1/4% Notes and the partial redemption of the 9% Notes and taking into account the Company's outstanding letters of credit of approximately $18.2 million, the unused availability under the Company's new Bank Facility was approximately $105 million as of May 2, 2002.

     In conjunction with the elimination of the Company's previously existing revolving credit facility and the partial redemption of the 9% Notes, the Company will be required to expense certain associated deferred financing costs and discounts. This $5.3 million non-cash charge, along with the $3.0 million cash charge for the call premium on the 9% Notes, will result in a one-time charge of approximately $8.3 million ($5.1 million net of tax) in the second quarter of 2002.

4.   SEGMENT INFORMATION

     The Company's reportable business segments have been identified based on the differences in products or services provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the gathering/plant segment arise from the transportation, processing and sale of natural gas, crude oil and plant products. The gas marketing segment generates revenue by earning fees through the marketing of Company-produced gas volumes and the purchase and resale of third party-produced gas volumes. The Company evaluates the performance of its operating segments based on segment operating income.

     Operations in the gathering/plant and gas marketing segments are in the United States. The Company operates in the oil and gas exploration and production segment in the United States, Canada, South America, Yemen and Trinidad. Summarized financial information for the Company's reportable segments for the first quarters of 2002 and 2001 is shown in the following table (in thousands):

                                                         Exploration and Production
                                      ---------------------------------------------------------------
                                                                                              Other
                                        U.S.      Canada    Argentina   Bolivia    Ecuador   Foreign
                                      --------   --------   ---------   --------   -------   --------
2002 - 1/st/ Quarter
--------------------
Revenues from external customers ..   $ 45,132   $ 24,851   $ 44,813    $  3,612   $ 4,068   $    --
Intersegment revenues .............         --         --         --          --        --        --
Depreciation, depletion and
   amortization expense ...........     15,561     18,884     12,658       1,173       518        --
Operating income (loss) ...........      3,351    (11,080)    20,849       1,286     1,484       (80)
Total assets ......................    454,446    814,330    515,888     119,490    59,739    29,259
Capital investments ...............      7,236     19,351      7,961          99       636       288
Long-lived assets .................    423,686    789,453    471,232      92,414    49,842    28,558

                                      Gathering/      Gas
                                         Plant     Marketing   Corporate     Total
                                      ----------   ---------   ---------   ----------
2002 - 1/st/ Quarter
--------------------
Revenues from external customers ..     $1,385      $12,328     $ 3,629    $  139,818
Intersegment revenues .............         --          171          --           171
Depreciation, depletion and
   amortization expense ...........        276           --         703        49,773
Operating income (loss) ...........       (667)         524       2,925        18,592
Total assets ......................      8,348        6,877      46,579     2,054,956
Capital investments ...............         --           --         498        36,069
Long-lived assets .................      6,010           --       7,798     1,868,993

                                                          Exploration and Production
                                      ---------------------------------------------------------------
                                                                                               Other
                                        U.S.      Canada    Argentina    Bolivia   Ecuador    Foreign
                                      --------   --------   ---------   --------   -------   --------
2001 - 1/st/ Quarter
--------------------
Revenues from external customers ..   $123,840   $ 5,621    $ 67,480    $  4,386   $ 6,064   $    --
Intersegment revenues .............         --        --          --          --        --        --
Depreciation, depletion and
   amortization expense ...........     13,911     1,658       9,558       1,006       562        --
Operating income (loss) ...........     78,416     2,046      44,057       2,495     3,405       217
Total assets ......................    524,490    55,131     447,633     122,763    52,781    23,993
Capital investments ...............     11,876     1,658      13,974         536     2,137       228
Long-lived assets .................    473,154    50,388     405,810      97,049    43,214    23,312

                                      Gathering/      Gas
                                        Plant      Marketing   Corporate     Total
                                      ----------   ---------   ---------   ----------
2001 - 1/st/ Quarter
--------------------
Revenues from external customers ..    $ 8,109     $ 59,323     $   667    $  275,490
Intersegment revenues .............         --          783          --           783
Depreciation, depletion and
   amortization expense ...........        306           --         590        27,591
Operating income (loss) ...........       (553)       1,998          78       132,159
Total assets ......................     12,084       24,653      91,149     1,354,677
Capital investments ...............        392           --       1,352        32,153
Long-lived assets .................      5,954           --       5,702     1,104,583

     Intersegment sales are priced in accordance with terms of existing contracts and current market conditions. Capital investments include expensed exploratory costs. Corporate general and administrative costs and interest costs are not allocated to segments.

5.   COMMITMENTS AND CONTINGENCIES

     In Ecuador, the Company is committed to drill two wells in Block 14 and two wells in Block 17 at an aggregate estimated cost of approximately $14.8 million in 2002 and is committed to drill one well in the Shiripuno Block in 2003 at an estimated cost of approximately $4.2 million. The Company is also committed to drill one well in the Chaco concession in Bolivia in 2003 at an estimated cost of $6.3 million and to drill two wells on the Damis S-1 concession in Yemen prior to October 2004 at an estimated cost of $6.0 million.

     Through its December 2000 acquisition of Cometra Energy (Canada) Ltd. ("Cometra"), the Company assumed the drilling obligations of Cometra's wholly-owned subsidiary, Cometra Trinidad Limited. These obligations require the acquisition of 15 line kilometers of 2-D seismic, 40 square kilometers of 3-D seismic and drilling of three exploratory wells. As of March 31, 2002, the Company had fulfilled the seismic requirements and had drilled two of the three exploratory wells.

     The Company had $12.3 million in letters of credit outstanding at March 31, 2002 ($18.2 million at May 2, 2002). These letters of credit relate primarily to various obligations for exploration activities in South America and Yemen and bonding requirements of various state regulatory agencies in the U.S. for oil and gas operations. The Company's availability under its revolving credit facility is reduced by the outstanding letters of credit.

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

                                                        Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                        2002           2001
                                                    -------------   ----------
Production:
   Oil (MBbls) -
      U.S .......................................     1,746           2,185
      Canada ....................................       528              59
      Argentina .................................     2,993(a)        2,476(b)
      Ecuador ...................................       264             337(b)
      Bolivia ...................................        40(a)           23(b)
          Total .................................     5,571(a)        5,080(b)
   Gas (MMcf) -
      U.S .......................................     5,952           8,561
      Canada ....................................     7,155             830
      Argentina .................................     1,502           2,042
      Bolivia ...................................     2,027           1,867
         Total ..................................    16,636          13,300
   Total MBOE ...................................     8,344           7,297

Average prices:
   Oil (per Bbl) -
      U.S .......................................   $ 18.22(c)      $ 25.68(d)
      Canada ....................................     17.71           26.39
      Argentina .................................     14.75(c)(e)     26.05(d)
      Ecuador ...................................     15.42           17.98
      Bolivia ...................................     18.17           30.66
         Total ..................................     16.18(c)(e)     25.38(d)
   Gas (per Mcf) -
      U.S .......................................   $  2.23         $  7.85
      Canada ....................................      2.19            4.89
      Argentina .................................      0.44            1.45
      Bolivia ...................................      1.43            1.97
         Total ..................................      1.95            5.86

------------------
     (a) Total production for the three months ended March 31, 2002, before the impact of changes in inventories was 5,412 MBbls (Argentina - 2,846 MBbls, Bolivia - 28 MBbls).
     (b) Total production for the three months ended March 31, 2001, before the impact of changes in inventories was 5,163 MBbls (Argentina - 2,544 MBbls, Ecuador - 350 MBbls, Bolivia - 25 MBbls).
     (c) Reflects the impact of oil hedges which decreased the Company's first quarter 2002 Argentina average oil price by $0.07 and increased the Company's first quarter 2002 U.S. and total average oil prices per Bbl by $0.57 and $0.14, respectively.
     (d) Reflects the impact of oil hedges which increased the Company's first quarter 2001 U.S., Argentina and total average oil prices per Bbl by $0.62, $1.88 and $1.19, respectively.
     (e) Average oil prices for the three months ended March 31, 2002, before the impact of Argentine government mandated settlements, were $17.48 per Bbl for Argentina and $17.64 per Bbl for total company. No ongoing impact from these settlements is expected.

     Average U.S. and Canada oil prices received by the Company fluctuate generally with changes in the NYMEX reference price for oil. The Company's Argentina oil production is sold at West Texas Intermediate spot prices as quoted on the Platt's Crude Oil Marketwire (approximately equal to the NYMEX reference price) less a specified differential. The Company's Ecuador production is sold to various third party purchasers at West Texas Intermediate spot prices less a specified differential. The Company experienced a 36 percent decrease in its average oil price, including the impact of hedging activities (34 percent decrease excluding hedging impact), during the first quarter of 2002 as compared to the same period of 2001. The Company's realized average oil price for the first three months of 2002 (before hedges) was approximately 74 percent of the NYMEX reference price (82 percent excluding the negative impact of the Argentine government mandated settlements) compared to 84 percent for the same period of 2001.

     As discussed elsewhere in this Form 10-Q, the Argentine government took actions which in effect caused the devaluation of the peso in early December 2001 and, in January 2002, enacted an emergency law that required certain contracts that were previously payable in U.S. dollars to be payable in pesos. Subsequently, on February 13, 2002, the Argentine government announced a 20 percent tax on oil exports, effective March 1, 2002. The tax is limited by law to a term of no more than five years. For additional information, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency and Operations Risk" included elsewhere in this Form 10-Q. The Company's domestic Argentina oil sales are now being received locally in pesos, while its export oil sales continue to be received in U.S. bank accounts in U.S. dollars.

     The Company currently exports approximately 70 percent of its Argentina oil production. The Company believes that this export tax will have the effect of decreasing all future Argentina oil revenues (not only export revenues) by the tax rate for the duration of the tax. The Company also believes the U.S. dollar equivalent value for domestic Argentina oil sales (now paid in pesos) will move over time to parity with the U.S. dollar-denominated export values, net of the export tax, thus impacting domestic Argentina values by a like percentage to the tax. The adverse impact of this tax will be partially offset by the net cost savings from the devaluation of the peso on peso-denominated costs and may be further reduced by the Argentina income tax savings related to deducting such impact.

     The Company participated in oil hedges covering 1.15 MMBbls and 2.16 MMBbls during the first three months of 2002 and 2001, respectively. The impact of the 2002 hedges increased the Company's U.S. average oil price for the first three months of 2002 by $0.57 to $18.22 per Bbl, decreased its Argentina average oil price by $0.07 to $14.75 per Bbl and increased its overall average oil price by $0.14 to $16.18 per Bbl. The impact of the 2001 hedges increased the Company's U.S. average oil price for the first three months of 2001 by $0.62 to $25.68 per Bbl, its Argentina average oil price by $1.88 to $26.05 per Bbl and its overall average oil price by $1.19 to $25.38 per Bbl.

     Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region as evidenced by the significantly higher gas prices in California during the first half of 2001 due to the localized power shortage. The Company's Canada gas is generally sold at spot market prices as reflected by the AECO gas price index. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. In Argentina, the Company's average gas price was historically determined by the realized price of oil from its El Huemul concession under a gas for oil exchange arrangement which expired at the end of 2001. Beginning in 2002, the Company's Argentina gas is sold under spot contracts of varying lengths and, as a result of the emergency laws enacted in 2002, must now be received locally in pesos. This has initially resulted in a decrease in Argentine gas sales revenue when converted to U.S. dollars due to the devaluation of the peso and current market conditions. This value may improve over time as domestic Argentina gas drilling declines and market conditions improve. The Company's total average realized gas price for the first three months of 2002 was 67 percent lower than the same period of 2001.

     The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company has entered into various oil price swap agreements covering approximately 1,055,000 Bbls of its U.S. and Argentina oil production at a weighted average NYMEX reference price of $23.82 per Bbl for the second quarter of 2002. The Company has also entered into various gas price swap agreements covering approximately 40,000 MMBtu per day of its gas production for the period April 1 through October 31, 2002. The Canadian portion of the gas price swap agreements (approximately 20,000 MMBtu per day) is at the AECO gas price index reference price of 3.58 Canadian dollars per MMBtu and will be settled in Canadian dollars. The U.S. portion of the gas swap agreements (approximately 20,000 MMBtu per day) is at a NYMEX reference price of $2.60 per MMBtu.

     Additionally, the Company has entered into two costless price collar arrangements for U.S. gas production. The first price collar covers production of 6,500 MMBtu per day for the period from June 1 through October 31, 2002, with a floor NYMEX reference price of $3.50 per MMBtu and a cap NYMEX reference price of $4.00 per MMBtu. The second price collar covers production of 20,000 MMBtu per day for the period November 1 through December 31, 2002, with a floor NYMEX reference price of $3.50 per MMBtu and a cap NYMEX reference price of $5.10 per MMBtu.

     In conjunction with each of the U.S. gas price swaps and costless price collars discussed above, the Company entered into basis swap agreements covering identical periods of time and volumes. These basis swaps establish a differential between the NYMEX reference price and the various delivery points at levels that are comparable to the historical differentials received by the Company.

     The counterparties to the Company's swap agreements are commercial banks. The Company has no derivative contracts with Enron Corp. or any of its affiliates.

     The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities. Based on first quarter 2002 oil production, a change in the average oil price realized, before hedges, by the Company of $1.00 per Bbl would result in a change in net loss and cash flow before income taxes on an annual basis of approximately $3.5 million and $5.5 million, respectively. A 10 cent per Mcf change in the average price realized, before hedges, by the Company for gas would result in a change in net loss and cash flow before income taxes on an annual basis of approximately $1.0 million and $1.6 million, respectively, based on first quarter 2002 gas production.

Period to Period Comparison

Three Months ended March 31, 2002, Compared to Three Months ended March 31, 2001

     In May 2001, the Company purchased 100 percent of the outstanding common stock of Genesis Exploration Ltd. ("Genesis"). This acquisition significantly impacts the period to period comparison for the three months ended March 31, 2002, compared to the three months ended March 31, 2001. The Company's consolidated revenues and expenses for the three months ended March 31, 2001, under the purchase method of accounting, include no activities of Genesis.

     The Company reported a net loss of $5.6 million for the three months ended March 31, 2002, compared to net income of $70.7 million for the same period in 2001. A 14 percent increase in production on a BOE basis was more than offset by a 67 percent decrease in average gas prices and a 36 percent decrease in average oil prices received by the Company.

     Oil and gas sales decreased $84.3 million (41 percent), to $122.6 million for the first three months of 2002 from $206.9 million for the same period in 2001. A 10 percent increase in oil production was more than offset by a 36 percent decrease in average oil prices received by the Company and accounted for a $38.8 million decrease in oil sales for the first quarter of 2002 as compared to the first quarter of 2001. In addition to the decline in market prices for oil, the Company's realized oil price for the three months ended March 31, 2002, was reduced by approximately $1.46 per barrel as a result of Argentine government-mandated negotiated settlements of all U.S. dollar-denominated domestic sales amounts in existence at January 6, 2002. The mandate required these agreements to be settled in pesos with a negotiated, equitable sharing of the impact of devaluation. These negotiations were substantially completed in the first quarter of 2002 and no ongoing impact from these settlements is expected. A 25 percent increase in gas production was also more than offset by a 67 percent decrease in average gas prices received by the Company and accounted for a $45.5 million decrease in gas sales for the first quarter of 2002 as compared to the first quarter of 2001. The 10 percent increase in oil production and the 25 percent increase in gas production are primarily the result of the acquisitions of Genesis and the LaVentana concession in Argentina and the Company's exploitation and exploration activities, partially offset by natural production declines and the reduced volumes resulting from U.S. property sales in the fourth quarter of 2001.

     As discussed in Note 2 to the Company's consolidated financial statements included elsewhere in this Form 10-Q, the Argentine government took actions which, in effect, caused the devaluation of the peso in early December 2001. During the first three months of 2002, the peso continued to decline in value, falling from a rate of 1.65 pesos to one U.S. dollar at January 11, 2002, to
2.90 pesos to one U.S. dollar at March 31, 2002. The translation of peso-denominated balances at March 31, 2002, and peso-denominated transactions during the three months ended March 31, 2002, resulted in a foreign currency exchange gain of $2.9 million. The Company also recorded a gain of $0.9 million in "Other income" for the first quarter of 2002 related to the Argentine government-mandated negotiated settlements of U.S. dollar-denominated receivables and payables in existence at January 6, 2002. There were no similar gains related to Argentina in the three months ended March 31, 2001.

     Lease operating expenses, including production taxes, increased $1.0 million (two percent), to $48.9 million for the first three months of 2002 from $47.9 million for the same period of 2001. General and administrative expenses increased $1.0 million (eight percent), to $13.0 million for the three months ended March 31, 2002, from $12.0 million for the same period in 2001. Lease operating expenses per equivalent barrel produced decreased 11 percent to $5.86 for the three months ended March 31, 2002, from $6.56 for the same period in 2001. General and administrative expenses per equivalent barrel produced decreased five percent to $1.56 for the three months ended March 31, 2002, from $1.64 for the same period in 2001. These decreases per equivalent barrel produced resulted from the impact of the Argentine peso devaluation on peso-denominated costs and the government-mandated negotiated settlement of U.S. dollar-denominated agreements affecting the Company's costs.

     Exploration costs increased $6.8 million (309 percent), to $9.0 million for the three months ended March 31, 2002 from $2.2 million for the same period in 2001. The Company's exploration costs for the first three months of 2002 included $5.5 million for unsuccessful exploratory drilling and lease impairments, primarily in North America, and $3.5 million for seismic and other geological and geophysical costs. Exploration costs for the first three months of 2001 included $1.5 million for unsuccessful exploratory drilling and lease impairments, primarily in the U.S. and $0.7 million for seismic and other geological and geophysical costs.

     Depreciation, depletion and amortization increased $22.2 million (80 percent), to $49.8 million for the first quarter of 2002 from $27.6 million for the first quarter of 2001, due primarily to the 14 percent increase in production on a BOE basis and the 60 percent increase in the average amortization rate per equivalent barrel produced from $3.65 in the first three months of 2001 to $5.84 in the first three months of 2002 primarily due to the acquisition of Genesis and the impact of substantially lower commodity prices on proved reserves used to determine the amortization rate.

     Interest expense increased $6.5 million (60 percent), to $17.4 million for the three months ended March 31, 2002, from $10.9 million for the same period in 2001, due primarily to higher outstanding borrowings resulting from the acquisition of Genesis and other acquisitions made subsequent to the first quarter of 2001.

Capital Expenditures

     During the three months ended March 31, 2002, the Company's total oil and gas capital expenditures were $35.6 million. In North America, the Company's non-acquisition oil and gas capital expenditures totaled $26.6 million. Exploitation activities accounted for $13.9 million of the North America capital expenditures with exploration activities contributing $12.7 million. During the first three months of 2002, the Company's international non-acquisition oil and gas capital expenditures totaled $9.0 million, consisting of $8.0 million in Argentina on exploitation activities, $0.6 million in Ecuador, principally on exploitation, and $0.4 million on exploration projects primarily in Yemen.

     As of March 31, 2002, the Company had total unproved oil and gas property costs of approximately $104.1 million consisting of undeveloped leasehold costs of $81.5 million, including $59.1 million in Canada, and exploratory drilling in progress of $22.6 million. Approximately $20.9 million of the unproved costs are associated with the Company's Yemen drilling program. Future exploration expense and earnings may be impacted to the extent any of the exploratory drilling is determined to be unsuccessful.

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally-generated cash flow to fund capital expenditures other than significant acquisitions. The Company's total planned capital expenditures for 2002 are currently $144 million, exclusive of acquisitions. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally-generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "Liquidity"); however, no assurance can be given that sufficient funds will be available to fund the Company's desired acquisitions.

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

     In the past, the Company has accessed the public markets to finance significant acquisitions and provide liquidity for its future activities. Since 1990, the Company has completed five public equity offerings as well as two public debt offerings and three Rule 144A private debt offerings, which provided the Company with aggregate net proceeds of $1.2 billion.

     On May 2, 2002, the Company issued, through a Rule 144A offering, $350 million of its 8 1/4% Senior Notes due 2012 (the "8 1/4% Notes"). All of the net proceeds were used to repay a portion of the outstanding balance under the Company's revolving credit facility and to redeem $100 million of the Company's outstanding $150 million 9% Senior Subordinated Notes due 2005 (the "9% Notes"), for which the Company has initiated a call for redemption. The 8 1/4% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2007. In addition, prior to May 1, 2005, the Company may redeem up to 35 percent of the 8 1/4% Notes with the proceeds of certain underwritten public offerings of the Company's common stock. The 8 1/4% Notes mature on May 1, 2012, with interest payable semi-annually on May 1 and November 1, commencing November 1, 2002.

     In conjunction with the offering of 8 1/4% Notes, the Company entered into a new $300 million revolving credit facility (the "Bank Facility"), which was used to refinance its previously existing credit facility and will be available to provide funds for ongoing operating and general corporate needs. The Bank Facility consists of a three-year senior secured credit facility with availability governed by a borrowing base determination.

     The borrowing base ($300 million at May 2, 2002) is based on the bank's evaluation of the Company's oil and gas reserves. The amount available to be borrowed under the Bank Facility is limited to the lesser of the borrowing base or the facility size, which is also currently set at $300 million.

     Outstanding advances under the Bank Facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined therein) or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior secured debt to the borrowing base. In addition, the Company must pay a commitment fee of 0.50 percent per annum on the unused portion of the bank's commitment.

     The Company's borrowing base will be redetermined on a semiannual basis by the banks based upon their review of the Company's oil and gas reserves. If the sum of outstanding senior secured debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding are due at maturity on May 2, 2005. The Bank Facility will be secured by a first priority lien on the Company's U.S. oil and gas properties constituting at least 80 percent of the present value of the Company's U.S. proved reserves owned now or in the future. The Bank Facility will be guaranteed by all of the Company's existing and future U.S. subsidiaries, if any, that grant a lien on oil and gas properties under the Bank Facility.

     After giving effect to the use of the net proceeds from the offering of the 8 1/4% Notes and the partial redemption of the 9% Notes and taking into account the Company's outstanding letters of credit of approximately $18.2 million, the unused availability under the Company's new Bank Facility was approximately $105 million as of May 2, 2002. The unused portion of the Bank Facility and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and such properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased. The next borrowing base redetermination will be in November 2002.

     The Company's internally generated cash flow, results of operations and financing for its operations are dependent on oil and gas prices. Realized oil prices for the three months ended March 31, 2002, decreased by 36 percent as compared to the same period in 2001. Realized gas prices for the first three months of 2002, decreased by 67 percent as compared to the same period in 2001. The Company believes that its cash flows and unused availability under the Bank Facility are sufficient to fund its planned capital expenditures for the foreseeable future. To the extent oil and gas prices continue to decline, the Company's earnings and cash flow from operations may be adversely impacted. Continued low oil and gas prices could cause the Company to not be in compliance with maintenance covenants under its Bank Facility and could negatively affect its credit statistics and coverage ratios and thereby affect its liquidity.

     In conjunction with the elimination of the Company's previously existing revolving credit facility and the partial redemption of the 9% Notes, the Company will be required to expense certain deferred financing costs and discounts. This $5.3 million non-cash charge, along with the $3.0 million cash charge for the call premium on the 9% Notes, will result in a one-time charge of approximately $8.3 million ($5.1 million net of tax) in the second quarter of 2002.

     Consistent with its stated goal of maintaining financial flexibility and optimizing its portfolio of assets, the Company recently announced plans to reduce debt by $200 million in 2002 through a combination of asset sales and cash flow in excess of planned capital expenditures. The Company had determined that the level of investment and time horizon required to continue the development of its interests in Ecuador and Trinidad are inconsistent with the timing of its desire to reduce leverage. These assets, along with the Company's remaining heavy oil properties in the Santa Maria area of southern California, have been identified for sale. The Company is currently reviewing its portfolio and is considering additional asset sales or possible capital market transactions, if necessary, to achieve its $200 million debt reduction target for 2002.

Inflation

     In recent years inflation has not had a significant impact on the Company's operations or financial condition. However, industry specific inflationary pressures built up in late 2000 and in 2001 due to favorable conditions in the industry. While oil and gas prices have declined from the levels seen in late 2000 and early 2001, the cost of services in the oil and gas industry have not declined by a similar percentage. Any increases in product prices could cause inflationary pressures specific to the industry to also increase.

     As a result of the recent devaluation of the peso, the Company expects inflationary pressures to build in Argentina. The Company anticipates that peso-denominated costs will gradually increase, but the ultimate impact of such increases when converted to U.S. dollars cannot be determined due to the uncertainty of future currency exchange rates.

Income Taxes

     The Company incurred a current provision for income taxes of approximately $2.0 million and $22.2 million for the first three months of 2002 and 2001, respectively. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries as it is the Company's intention, generally, to reinvest such earnings permanently.

Critical Accounting Policies and Estimates

     Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 2 to the Company's consolidated financial statements included elsewhere in this Form 10-Q, contains a comprehensive summary of the Company's significant accounting policies. The following is a discussion of the Company's most critical accounting policies, judgments and uncertainties that are inherent in the Company's application of GAAP:

     Proved reserve estimates. Estimates of the Company's proved reserves included in its consolidated financial statements are prepared in accordance with guidelines established by GAAP and by the SEC. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions; and (iv) the judgment of the persons preparing the estimate.

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

     The present value of future net cash flows should not be assumed to be the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are based on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

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

     Argentina economic and currency measures. The accounting for and translation of the Company's Argentina financial statements reflects management's assumptions regarding some uncertainties unique to Argentina's current economic situation. See Notes 1 and 2 to the Company's consolidated financial statements included elsewhere in this Form 10-Q for a description of the assumptions utilized in the preparation of its consolidated financial statements. The Argentina economic and political situation evolves continuously and the Argentine government has adopted numerous decrees, is considering implementing various alternatives and may enact future regulations or policies that may materially impact, among other items, (i) the realized prices the Company receives for oil and gas it produces and sells; (ii) the timing and amount of repatriations of cash to the U.S.; (iii) the amount of permitted export sales; (iv) the Argentine banking system; (v) the Company's asset valuations; and (vi) peso-denominated monetary assets and liabilities.

Change in Accounting Principles

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

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition receivable of $18.5 million related to cash flow hedges in place that are used to reduce the volatility in commodity prices for portions of the Company's forecasted oil production. Additionally, the Company recorded, net of tax, an increase to accumulated other comprehensive income in the Stockholders' Equity section of the balance sheet of approximately $14.9 million. The amount recorded to accumulated other comprehensive income was taken to the statement of operations as the physical transactions being hedged were finalized. All of the Company's cash flow hedges in place at January 1, 2001, settled in 2001, with the actual cash flow impact recorded in oil and gas sales in the Company's statement of operations.

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

     Management is engaging an independent appraisal firm to perform an assessment of the fair value of its Canadian reporting unit, which will be compared with the carrying value of the reporting unit to determine whether any indication of impairment existed on the date of adoption. Under the provisions of SFAS No. 142, the Company has six months from the time of adoption to have its appraisal completed. To the extent the Canadian reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the Canadian reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's 2002 statement of operations. Any previously issued financial statements for 2002 are required to be restated at the time any such impairment loss is recognized.

     On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 establishes accounting and reporting standards to establish a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

New Accounting Pronouncements

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

Foreign Operations

     For information on the Company's foreign operations, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency and Operations Risk" included elsewhere in this Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

     The Company's operations are exposed to market risks primarily as a result of changes in commodity prices, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Commodity Price Risk

     The Company produces, purchases and sells crude oil, natural gas, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of commodity price changes based on first quarter 2002 production levels. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable.

     During 2001 and 2002, the Company entered into various oil price swap agreements covering approximately 2.2 MMBbls of its U.S. and Argentina oil production at a weighted average NYMEX reference price of $23.77 per Bbl for various periods in the first half of 2002. As of March 31, 2002, swap agreements remaining covered approximately 1,055,000 Bbls of future U.S. and Argentina oil production at a weighted average NYMEX reference price of $23.82 per Bbl. The Company has also entered into various gas price swap agreements covering approximately 40,000 MMBtu per day of its gas production over the period April 1 through October 31, 2002. The Canadian portion of the gas price swap agreements (approximately 20,000 MMBtu per day) is at the AECO gas price index reference price of 3.58 Canadian dollars per MMBtu and will be settled in Canadian dollars. The U.S. portion of the gas swap agreements (approximately 20,000 MMBtu per day) is at a NYMEX reference price of $2.60 per MMBtu.

     Additionally, the Company has entered into two costless price collar arrangements for U.S. gas production. The first price collar covers production of 6,500 MMBtu per day for the period from June 1 through October 31, 2002, with a floor NYMEX reference price of $3.50 per MMBtu and a cap NYMEX reference price of $4.00 per MMBtu. The second price collar covers production of 20,000 MMBtu per day for the period November 1 through December 31, 2002, with a floor NYMEX reference price of $3.50 per MMBtu and a cap NYMEX reference price of $5.10 per MMBtu.

     In conjunction with each of the U.S. gas price swaps and costless price collars discussed above, the Company entered into basis swap agreements covering identical periods of time and volumes. These basis swaps establish a differential between the NYMEX reference price and the various delivery points at levels that are comparable to the historical differentials received by the Company.

     The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

Interest Rate Risk

     The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR based borrowings from its commercial banks. To reduce the impact of fluctuations in interest rates, the Company maintains a portion of its total debt portfolio in fixed rate debt. At March 31, 2002, the amount of the Company's fixed rate debt was approximately 59 percent of total debt (83 percent at May 2, 2002). In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

     Based on the outstanding borrowings under variable rate debt instruments at March 31, 2002, a change in the average interest rate of 100 basis points would result in a change in net income and cash flow before income taxes on an annual basis of approximately $2.5 million and $4.2 million, respectively.

     The following table provides information about the Company's long-term debt principal payments and weighted-average interest rates by expected maturity dates as of March 31, 2002:

                                                                                                  Fair
                                                                                                 Value
                                                                           There-                  at
                                   2002   2003   2004     2005     2006    after      Total     03/31/02
                                   ----   ----   ----   --------   ----   --------   --------   --------
Long-Term Debt:
Fixed rate (in thousands) ......    --     --     --    $149,847    --    $449,456   $599,303   $578,333
Average interest rate ..........    --     --     --         9.0%   --         8.7%       8.8%        --
Variable rate (in thousands)....    --     --     --    $412,500    --          --   $412,500   $412,500
Average interest rate ..........    --     --     --          (a)   --          --         (a)        (a)

     (a) LIBOR plus an increment, based on the level of outstanding senior debt to the borrowing base, up to a maximum increment of 2.0 percent. The increment above LIBOR at March 31, 2002, was 1.25 percent.

Foreign Currency and Operations Risk

     International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. The Company has international operations in Canada, Argentina, Bolivia, Ecuador, Yemen and Trinidad. For the three months ended March 31, 2002, the Company's operations in Argentina and Canada accounted for approximately 32 percent and 18 percent, respectively, of the Company's revenues and, at March 31, 2002, the Company's operations in Argentina and Canada accounted for approximately 25 percent and 40 percent, respectively, of the Company's total assets, including goodwill. During the first three months of 2002 and at March 31, 2002, the Company's operations in Argentina and Canada represented its only foreign operations accounting for more than 10 percent of its revenues or total assets, including goodwill. The Company continues to identify and evaluate international opportunities, but currently has no binding agreements or commitments to make any material international investment. As a result of such significant foreign operations, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in these foreign countries.

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

     The Company's international operations may be adversely affected by political and economic instability, changes in the legal and regulatory environment and other factors. The Company's foreign properties, operations or investments in Canada, Argentina, Bolivia, Ecuador, Yemen and Trinidad may be adversely affected by a number of factors. For example:

     . local political and economic developments could restrict or increase the cost of the Company's foreign operations;
     . exchange controls and currency fluctuations could result in financial losses;
     . royalty and tax increases and retroactive tax claims could increase costs of the Company's foreign operations;
     . expropriation of the Company's property could result in loss of revenue, property and equipment;
     . civil uprisings, riots and war could make it impractical to continue operations, adversely affect both budgets and schedules and expose the Company to losses;
     . import and export regulations and other foreign laws or policies could result in loss of revenues; and
     . laws and policies of the U.S. affecting foreign trade, taxation and investment could restrict the Company's ability to fund foreign operations or may make foreign operations more costly.

     The Company does not currently maintain political risk insurance. However, the Company will consider obtaining such coverage in the future if conditions so warrant.

     Canada. With the acquisition of Cometra Energy (Canada), Ltd. in December 2000 and the acquisition of Genesis in May 2001, the Company now has significant producing operations in Canada. The Company views the operating environment in Canada as stable and the economic stability as good. All of the Company's Canadian revenues and costs are denominated in Canadian dollars. While the value of the Canadian dollar does fluctuate in relation to U.S. dollar, the Company believes that any currency risk associated with its Canadian operations would not have a material impact on the Company's financial position or results of operations. The US$:C$ exchange rate at March 31, 2002, was US$1:C$1.59 as compared to US$1:C$1.58 at March 31, 2001.

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

     As a result of economic instability and substantial withdrawals from the banking system, in early December 2001, the Argentine government instituted restrictions that prohibit foreign money transfers without Central Bank approval and only allow cash withdrawals from bank accounts for personal transactions in small amounts with certain limited exceptions. While the legal exchange rate remained at one peso to one U.S. dollar, financial institutions were allowed to conduct only limited activity due to these controls, and currency exchange activity was effectively halted except for personal transactions in small amounts.

     On January 6, 2002, the Argentine government abolished the one peso to one U.S. dollar legal exchange rate. On January 9, 2002, Decree 71 created a dual exchange market whereby foreign trade transactions were conducted at an official exchange rate of 1.4 pesos to one U.S. dollar and other transactions were conducted in a free floating exchange market. On February 8, 2002, Decree 260 unified the dual exchange markets and allowed the peso to float freely with the U.S. dollar. The exchange rate at March 31, 2002, was 2.90 pesos to one U.S. dollar.

     On February 3, 2002, Decree 214 required all contracts that were previously payable in U.S. dollars to be payable in pesos. U.S. dollars in Argentine banks on this date were converted to pesos at the government-imposed rate of 1.4 pesos to one U.S. dollar and U.S. dollar obligations with banks were converted to pesos at the government-imposed rate of one peso to one U.S. dollar. On January 10, 2002, all bank accounts above a certain amount were converted to fixed-term deposits scheduled to be returned to deposit holders in pesos beginning in January 2003. Pursuant to an emergency law passed on January 10, 2002, U.S. dollar obligations between private parties due after January 6, 2002, are to be liquidated in pesos at a negotiated rate of exchange which reflects a sharing of the impact of the devaluation. This emergency law requires the obligor to make an interim payment of one peso per U.S. dollar of the claim and provides a period of 180 days for the parties to negotiate the final amount to settle the U.S. dollar obligation. The settlements in pesos of the existing U.S. dollar-denominated agreements were substantially completed by March 31, 2002, thus, future quarters should not be impacted by this mandate. This government-mandated "equitable sharing" of the impact of the devaluation resulted in a reduction in first quarter 2002 oil revenues from domestic sales in Argentina of approximately $8 million, or $2.73 per Argentine Bbl produced or $1.46 per total Company Bbl produced. The Company's Argentine lease operating costs were also reduced as a result of this mandate and the positive impact of devaluation on the Company's peso-denominated costs, and essentially offset the negative impact on Argentine oil revenues.

     On February 13, 2002, the Argentine government announced a 20 percent tax on oil exports, effective March 1, 2002. The tax is limited by law to a term of no more than five years. The Company currently exports approximately 70 percent of its Argentina oil production. Management believes that this export tax will have the effect of decreasing all future Argentina oil revenues (not only export revenues) by the tax rate for the duration of the tax. Management also believes that the U.S. dollar equivalent value for domestic Argentina oil sales (now paid in pesos) will move over time to parity with the U.S. dollar-denominated export values, net of the export tax, thus impacting domestic Argentina values by a like percentage to the tax. The adverse impact of this tax will be partially offset by the net cost savings resulting from the devaluation of the peso on peso-denominated costs and may be further reduced by the Argentina income tax savings related to deducting such impact.

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

     In 1987, the Boliviano ("Bs") replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the government's exchange house, the Bolsin, which is under the supervision of the Bolivian Central Bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at March 31, 2002, was US$1:Bs 7.03. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

     Ecuador. In Ecuador, President Gustavo Noboa and Congress continue to debate further tax, social, and customs reforms to strengthen economic growth. The legal basis for many of the recent reforms is the Ley Fundamental para la Transformacion Economica del Ecuador (the "economic transformation law") enacted in March 2000, which mandated dollarization of the economy. As a result of this reform, all of the Company's Ecuadorian revenues and costs are U.S. dollar based. Even though the second phase of the economic transformation law (known as Trole II), which was intended to bring significant tax and labor reform and a defined privatization program to increase inflows of foreign direct investment, was rejected by Congress, President Noboa used his veto powers to pass a tax reform package which allowed the International Monetary Fund ("IMF") to make a disbursement of its stand-by loan in the second quarter of 2001. With the presidential election approaching in the fourth quarter of 2002, the current administration continues focusing on further fiscal reform and obtaining a one year stand-by loan with the IMF. Fixed investments remain high as construction of the new heavy oil pipeline (the "OCP") continues to progress on schedule.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          For information regarding legal proceedings, see the Company's Form 10-K for the year ended December 31, 2001.

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

              None

          b)  Reports on Form 8-K

              None

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 VINTAGE PETROLEUM, INC.
                                                 -----------------------
                                                    (Registrant)


DATE: May 13, 2002                               \s\ Michael F. Meimerstorf
      ------------                               -------------------------------
                                                 Michael F. Meimerstorf
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)