Form 10-Q
period 2002-06-30
VINTAGE PETROLEUM INC
filed 2002-08-09
CIK 809428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2002

                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

Commission file number   1-10578
                         -------

                             VINTAGE PETROLEUM, INC.
                             -----------------------
               (Exact name of registrant as specified in charter)

              Delaware                                  73-1182669
-------------------------------------       ------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)



      110 West Seventh Street            Tulsa, Oklahoma           74119-1029
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (918) 592-0101
                          ---------------------------
              (Registrant's telephone number, including area code)

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

Yes   X      No _____
    -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at August 9, 2002
-----------------------------                     -----------------------------
Common Stock, $.005 Par Value                               63,344,972

                                     PART I



                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                          (In thousands, except shares
                             and per share amounts)


                                     ASSETS
                                     ------

                                                                                    June 30,         December 31,
                                                                                      2002               2001
                                                                                  ------------       -------------
                                                                                  (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents .................................................    $    32,678         $   15,454
     Accounts receivable -
          Oil and gas sales ....................................................         79,729             77,628
          Joint operations .....................................................         12,596              9,354
     Derivative financial instruments receivable ...............................            947              4,701
     Prepaids and other current assets .........................................         29,367             37,517
                                                                                    -----------         ----------

           Total current assets ................................................        155,317            144,654
                                                                                    -----------         ----------
PROPERTY, PLANT AND EQUIPMENT, at cost:
     Oil and gas properties, successful efforts method .........................      2,561,334          2,498,552
     Oil and gas gathering systems and plants ..................................         20,192             20,508
     Other .....................................................................         26,378             25,506
                                                                                    -----------         ----------
                                                                                      2,607,904          2,544,566
     Less accumulated depreciation, depletion and amortization .................        884,550            809,522
                                                                                    -----------         ----------
                                                                                      1,723,354          1,735,044
                                                                                    -----------         ----------
GOODWILL, net ..................................................................        104,455            156,990
                                                                                    -----------         ----------
OTHER ASSETS, net ..............................................................         54,220             60,100
                                                                                    -----------         ----------
                                                                                    $ 2,037,346         $2,096,788
                                                                                    ===========         ==========

            See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                 June 30,        December 31,
                                                                                   2002              2001
                                                                                ------------    --------------
                                                                                (Unaudited)
CURRENT LIABILITIES:
     Revenue payable .........................................................  $    29,028      $    25,625
     Accounts payable - trade ................................................       34,207           62,362
     Current income taxes payable ............................................       11,751           21,638
     Short-term debt .........................................................        5,660           17,320
     Derivative financial instruments payable ................................        1,317                -
     Other payables and accrued liabilities ..................................       53,533           45,200
                                                                                -----------      -----------

        Total current liabilities ............................................      135,496          172,145
                                                                                -----------      -----------

LONG-TERM DEBT ...............................................................    1,016,428        1,010,673
                                                                                -----------      -----------
DEFERRED INCOME TAXES ........................................................      166,841          166,319
                                                                                -----------      -----------
OTHER LONG-TERM LIABILITIES ..................................................        8,540           18,208
                                                                                -----------      -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY per accompanying statement:
     Preferred stock, $.01 par, 5,000,000 shares authorized,
        zero shares issued and outstanding ...................................            -                -
     Common stock, $.005 par, 160,000,000 shares authorized,
        63,404,972 and 63,081,322 shares issued and
        63,344,972 and 63,081,322 outstanding, respectively ..................          317              315
     Capital in excess of par value ..........................................      326,256          324,077
     Retained earnings .......................................................      379,964          428,443
     Accumulated other comprehensive income (loss) ...........................        6,554          (21,632)
                                                                                -----------      -----------
                                                                                    713,091          731,203
     Less unamortized cost of restricted stock awards ........................        3,050            1,760
                                                                                -----------      -----------
                                                                                    710,041          729,443
                                                                                -----------      -----------
                                                                                $ 2,037,346      $ 2,096,788
                                                                                ===========      ===========

            See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                     Three Months Ended      Six Months Ended
                                                                                          June 30,               June 30,
                                                                                     -------------------    --------------------
                                                                                       2002      2001         2002       2001
                                                                                     --------- ---------    ---------  ---------
REVENUES:
     Oil and gas sales .........................................................     $ 158,560 $ 208,504    $ 281,128  $ 415,383
     Gas marketing .............................................................        17,405    35,491       29,733     94,814
     Oil and gas gathering and processing ......................................         1,468     6,197        2,853     14,306
     Gain (loss) on disposition of assets ......................................        17,624        (2)      17,709         24
     Foreign currency exchange gain ............................................         1,244        97        4,136        244
     Other income ..............................................................           469     1,627        1,030      2,633
                                                                                     --------- ---------    ---------  ---------
                                                                                       196,770   251,914      336,589    527,404
                                                                                     --------- ---------    ---------  ---------
COSTS AND EXPENSES:
     Lease operating, including production and export taxes ....................        56,121    52,893      105,040    100,749
     Exploration costs .........................................................         6,975     3,489       15,928      5,692
     Gas marketing .............................................................        16,941    34,297       28,745     91,623
     Oil and gas gathering and processing ......................................         1,505     6,122        3,282     14,477
     General and administrative ................................................        13,495    12,113       26,537     24,092
     Depreciation, depletion and amortization ..................................        46,696    40,397       96,469     67,988
     Amortization of goodwill ..................................................             -     2,774            -      2,774
     Interest ..................................................................        20,741    15,874       38,178     26,791
     Loss on early extinguishment of debt ......................................         8,154         -        8,154          -
                                                                                     --------- ---------    ---------  ---------
                                                                                       170,628   167,959      322,333    334,186
                                                                                     --------- ---------    ---------  ---------
     Income before income taxes and cumulative effect of change
        in accounting principle ................................................        26,142    83,955       14,256    193,218

PROVISION (BENEFIT) FOR INCOME TAXES:
     Current ...................................................................         9,755    27,957       11,794     50,195
     Deferred ..................................................................        (6,042)    3,779      (14,347)    20,106
                                                                                     --------- ---------    ---------  ---------
                                                                                         3,713    31,736       (2,553)    70,301
                                                                                     --------- ---------    ---------  ---------

     Income before cumulative effect of change in accounting principle .........        22,429    52,219       16,809    122,917

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE .................................................................             -         -      (60,547)         -
                                                                                     --------- ---------    ---------  ---------
NET INCOME (LOSS) ..............................................................     $  22,429 $  52,219    $ (43,738) $ 122,917
                                                                                     ========= =========    =========  =========

BASIC INCOME (LOSS) PER SHARE:
     Income before cumulative effect of change in accounting principle .........     $    0.36 $    0.83    $    0.27  $    1.95
     Cumulative effect of change in accounting principle .......................             -         -        (0.96)         -
                                                                                     --------- ---------    ---------  ---------
     Net income (loss) .........................................................     $    0.36 $    0.83    $   (0.69) $    1.95
                                                                                     ========= =========    =========  =========

DILUTED INCOME (LOSS) PER SHARE:
     Income before cumulative effect of change in accounting principle .........     $    0.35 $    0.81    $    0.27  $    1.92
     Cumulative effect of change in accounting principle .......................             -         -        (0.95)         -
                                                                                     --------- ---------    ---------  ---------
     Net income (loss) .........................................................     $    0.35 $    0.81    $   (0.68) $    1.92
                                                                                     ========= =========    =========  =========
Weighted average common shares outstanding:
     Basic .....................................................................        63,128    63,031       63,102     62,964
                                                                                     ========= =========    =========  =========
     Diluted ...................................................................        63,925    64,153       63,858     64,104
                                                                                     ========= =========    =========  =========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         AND COMPREHENSIVE INCOME (LOSS)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (In thousands)
                                   (Unaudited)

                                                                                                           Accumulated
                                                                        Capital                              Other
                                                                          In       Unamortized              Compre-
                                                             Treasury   Excess     Restricted               hensive
                                              Common Stock    Stock     of Par       Stock      Retained    Income
                                             -------------   --------
                                             Shares Amount    Shares     Value       Awards     Earnings    (Loss)        Total
                                             ------ ------   --------   ------     ---------   ---------  -------      ----------
BALANCE AT DECEMBER 31, 2001 ............    63,081   $ 315         -  $ 324,077   $ (1,760)   $ 428,443   $ (21,632)  $  729,443

   Comprehensive income (loss):
     Net loss ...........................         -       -         -          -          -      (43,738)          -      (43,738)
     Foreign currency translation
        adjustment ......................         -       -         -          -          -            -      31,432       31,432
     Change in value of derivatives .....         -       -         -          -          -            -      (3,246)      (3,246)
                                                                                                                       ----------
     Total comprehensive loss ...........                                                                                 (15,552)
   Exercise of stock options and
     resulting tax effects ..............        63       1         -        513          -            -           -          514
   Issuance of restricted stock .........       261       1         -      2,879     (2,880)           -           -            -
   Amortization of restricted
     stock awards .......................         -       -         -          -        796            -           -          796
   Forfeiture of restricted stock .......       (60)      -        60     (1,213)       794            -           -         (419)
   Cash dividends declared
     ($.075 per share) ..................         -       -         -          -          -       (4,741)          -       (4,741)
                                             ------   -----   -------  ---------   --------    ---------   ---------   ----------
BALANCE AT JUNE 30, 2002 ................    63,345   $ 317        60  $ 326,256   $ (3,050)   $ 379,964   $   6,554   $  710,041
                                             ======   =====   =======  =========   ========    =========   =========   ==========

           See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        --------------------------
                                                                                            2002          2001
                                                                                        ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .........................................................        $   (43,738)     $122,917
     Adjustments to reconcile net income (loss) to cash provided by operating activities -
           Cumulative effect of change in accounting principle .................             60,547             -
           Depreciation, depletion and amortization ............................             96,469        67,988
           Amortization of goodwill ............................................                  -         2,774
           Exploration costs ...................................................             15,928         5,692
           Provision (benefit) for deferred income taxes .......................            (14,347)       20,106
           Foreign currency exchange gain ......................................             (4,136)         (244)
           Gain on disposition of assets .......................................            (17,709)          (24)
           Loss on early extinguishment of debt ................................              8,154             -
           Other non-cash items ................................................                435           334
                                                                                        -----------      --------
                                                                                            101,603       219,543
     Decrease (increase) in receivables ........................................            (14,821)       44,744
     Increase (decrease) in payables and accrued liabilities ...................             (8,067)      (41,543)
     Other working capital changes .............................................             10,529       (15,191)
                                                                                        -----------      --------
           Cash provided by operating activities ...............................             89,244       207,553
                                                                                        -----------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures -
        Oil and gas properties .................................................            (60,691)     (107,170)
        Gathering systems and other ............................................             (2,059)       (2,828)
     Proceeds from sale of oil and gas properties ..............................             22,755            24
     Purchase of company, net of cash acquired .................................                  -      (462,815)
     Other .....................................................................              2,033        (1,653)
                                                                                        -----------      ---------
           Cash used by investing activities ...................................            (37,962)     (574,442)
                                                                                        -----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock ..................................................                514         1,216
     Issuance of 8 1/4% Senior Notes Due 2012 ..................................            350,000             -
     Partial redemption of 9% Senior Subordinated Notes Due 2005 ...............           (103,000)            -
     Advances on revolving credit facility and other borrowings ................            153,433       455,537
     Payments on revolving credit facility and other borrowings ................           (409,492)      (75,629)
     Dividends paid ............................................................             (6,949)       (3,773)
     Other .....................................................................             (9,875)        6,182
                                                                                        -----------      --------
           Cash provided (used) by financing activities ........................            (25,369)      383,533
                                                                                        -----------      --------
EFFECT OF EXCHANGE RATE CHANGE ON CASH .........................................             (8,689)            -
NET INCREASE IN CASH AND CASH EQUIVALENTS ......................................             17,224        16,644
CASH AND CASH EQUIVALENTS, beginning of period .................................             15,454        19,506
                                                                                        -----------      --------
CASH AND CASH EQUIVALENTS, end of period .......................................        $    32,678      $ 36,150
                                                                                        ===========      ========

            See notes to unaudited consolidated financial statements.

                    VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

1.   GENERAL

     The accompanying financial statements are unaudited. The consolidated financial statements include the accounts of Vintage Petroleum, Inc. and its wholly- and majority-owned subsidiaries and its proportionately consolidated general partner and limited partner interests in various joint ventures and partnerships (collectively, the "Company"). Management believes that all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. Certain 2001 amounts have been reclassified to conform with the 2002 presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

     On May 2, 2001, the Company completed the acquisition of Canadian-based Genesis Exploration Ltd. ("Genesis") for total consideration of $617 million, including transaction costs and the assumption of the net indebtedness of Genesis at closing. The cash portion of the acquisition price was paid through advances under the Company's revolving credit facility and cash on hand. The acquisition of Genesis was accounted for using purchase accounting and, as such, only two months of Genesis activity is included in the Company's statement of operations for the three months and six months ended June 30, 2001.

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

     Unproved leasehold costs are capitalized and are reviewed periodically for impairment on a property-by-property basis, considering factors such as future drilling and exploitation plans and lease terms. Costs related to impaired prospects are charged to expense. An impairment expense could result if oil and gas prices decline in the future or if downward reserve revisions are recorded, as it may not be economic to develop some of these unproved properties.

     Costs of development dry holes and proved leaseholds are amortized on the unit-of-production method based on proved reserves on a field basis. The depreciation of capitalized production equipment and drilling costs is based on the unit-of-production method using proved developed reserves on a field basis.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Currently, the Company accrues future abandonment costs of wells and related facilities through its depreciation calculation and includes the cumulative accrual in accumulated depreciation. The new standard will require that the Company record the discounted fair value of the retirement obligation as a liability at the time a well is drilled or acquired. The liability will accrete over time with a charge to interest expense. The new standard will apply to the financial statements of the Company beginning January 1, 2003. While the new standard will require that the Company change its accounting for such abandonment obligations, the Company has not completed its evaluation of the impact of the new standard on its financial statements.

     The Company reviews its proved oil and gas properties for impairment on a field basis. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable from estimated future net revenues. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from production of total proved and risk-adjusted probable and possible oil and gas reserves over the economic life of the reserves, based on the Company's expectations of future oil and gas prices and costs, consistent with the methods used for acquisition evaluations. No impairment provision related to proved oil and gas properties was required for the first six months or the second quarter of either 2002 or 2001.

     On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 creates accounting and reporting standards to establish a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

     Goodwill

     Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the purchase of Genesis, which was accounted for using the purchase method of accounting. In 2001, goodwill was amortized using the unit-of-production basis over the total proved reserves acquired. Accumulated amortization was approximately $11.9 million at December 31, 2001.

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

     The Company adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002, resulting in the elimination of goodwill amortization from statements of operations in future periods. The Company recorded an impairment charge of $60.5 million related to the goodwill of its Canadian operations as a cumulative effect of a change in accounting principle in its statement of operations (see
Note 3).

     Hedging

     The Company periodically uses hedges to reduce the impact of oil and gas price fluctuations. Gains or losses on hedges are recognized as an adjustment to sales revenue when the related transactions being hedged are finalized. Gains or losses from derivative financial instruments that do not qualify for accounting treatment as hedges are recognized currently as other income or expense. The cash flows from such agreements are included in operating activities in the consolidated statements of cash flows.

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

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition receivable of approximately $18.5 million related to cash flow hedges in place that are used to reduce the volatility in commodity prices for portions of the Company's forecasted oil production. Additionally, the Company recorded, net of tax, an increase to accumulated other comprehensive income in the Stockholders' Equity section of the balance sheet of approximately $14.9 million. During the first half of 2001, $13.2 million of the original amount recorded to accumulated other comprehensive income was taken to the statement of operations as the physical transactions being hedged were finalized. At June 30, 2002, the Company had a net derivative financial instrument payable of $0.4 million related to 2002 cash flow hedges in place. During the first six months of 2002 and 2001, there were no significant gains or losses recognized in earnings for hedge ineffectiveness. The Company did not discontinue any hedges because of the probability that the original forecasted transaction would not occur.

     Statements of Cash Flows

     During the six months ended June 30, 2002 and 2001, the Company made cash payments for interest totaling approximately $35.2 million, and $16.7 million, respectively. Cash payments made for U.S. income taxes of $6.2 million and $12.9 million were made during the first six months of 2002 and 2001, respectively. The Company made cash payments of $4.7 million and $56.7 million during the first six months of 2002 and 2001, respectively, for foreign income taxes, primarily in Argentina and Canada.

     Earnings Per Share

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share for all periods presented were computed assuming the exercise of all dilutive options, as determined by applying the treasury stock method. In periods in which a loss from continuing operations occurs, no options are assumed to be exercised in computing diluted earnings per common share.

     For the three month period ended June 30, 2002 and 2001, the Company had outstanding stock options for 3,125,000 and 1,003,000 additional shares of the Company's common stock, respectively, with an average exercise price of $19.18 and $21.17, respectively, which were anti-dilutive. For the six month period ended June 30, 2002 and 2001, the Company had outstanding stock options for 3,152,000 and 648,000 additional shares of the Company's common stock, respectively, with an average exercise price of $19.12 and $21.80, respectively, which were anti-dilutive.

     General and Administrative Expense

     The Company receives fees for the operation of jointly-owned oil and gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $2.8 million and $3.4 million for the first six months of 2002 and 2001, respectively, and approximately $1.4 million and $2.0 million for the second quarters of 2002 and 2001, respectively.

     Lease Operating Expense

     Included in lease operating expenses are the following items (in thousands):

                                                 Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
                                                 ------------------    ------------------
                                                  2002        2001      2002        2001
                                                 ------      ------    ------      ------
       Gross production taxes ................   $2,858      $4,561    $5,133      $9,661
       Argentina oil export taxes ............   10,093           -    10,614           -
       Transportation and storage expenses ...    2,922       3,415     6,145       6,415

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

     On January 6, 2002, the Argentine government abolished the one peso to one U.S. dollar legal exchange rate. On January 9, 2002, Decree 71 created a dual exchange market whereby foreign trade transactions were conducted at an official exchange rate of 1.4 pesos to one U.S. dollar and other transactions were conducted in a free floating exchange market. On February 8, 2002, Decree 260 unified the dual exchange markets and allowed the peso to float freely with the U.S. dollar. The exchange rate at June 30, 2002, was 3.82 pesos to one U.S. dollar.

     On February 3, 2002, Decree 214 required all contracts that were previously payable in U.S. dollars to be payable in pesos. Pursuant to an emergency law passed on January 10, 2002, U.S. dollar obligations between private parties due after January 6, 2002, were to be liquidated in pesos at a negotiated rate of exchange which reflects a sharing of the impact of the devaluation. The Company's settlements in pesos of the existing U.S. dollar-denominated agreements were substantially completed by March 31, 2002, thus, future periods should not be impacted by this mandate. This government-mandated "equitable sharing" of the impact of the devaluation resulted in a reduction in oil revenues from domestic sales in Argentina for the first six months of 2002 of approximately $8 million, or $1.37 per Argentina Bbl produced or $0.73 per total Company Bbl produced. The Company's Argentine lease operating costs were also reduced as a result of this mandate and the positive impact of devaluation on the Company's peso-denominated costs, which essentially offset the negative impact on Argentine oil revenues.

     Absent the emergency law that was enacted on January 10, 2002, the devaluation of the peso would have had no effect on the Company's U.S. dollar-denominated payables and receivables at December 31, 2001. A $0.9 million gain resulting from the involuntary conversion was recorded in January 2002 and is reflected in "Other income" in the accompanying statement of operations. The translation of peso-denominated balances at June 30, 2002, and peso-denominated transactions during the six months ended June 30, 2002, resulted in a foreign currency exchange gain of $3.7 million.

     Comprehensive Income (Loss)

     Comprehensive income (loss) consists of the following (in thousands):

                                                       Three Months Ended          Six Months Ended
                                                           June 30,                     June 30,
                                                     ----------------------     ----------------------
                                                       2002          2001          2002        2001
                                                     --------      --------     ----------   ---------
       Net income (loss) .........................   $ 22,429      $ 52,219     $ (43,738)   $ 122,917
       Foreign currency translation adjustment ...     31,932         8,572        31,432        6,182
       Change in value of derivatives ............      5,693         2,005        (3,246)     (10,073)
                                                     --------      --------     ----------   ---------
         Comprehensive income (loss) .............   $ 60,054      $ 62,796     $ (15,552)   $ 119,026
                                                     ========      ========     ==========   =========

     The Company had a foreign currency translation gain of approximately $31.4 million for the six months ended June 30, 2002, which is included in accumulated other comprehensive income (loss) in the Stockholders' Equity section of the accompanying balance sheet. The gain is the result of a strengthening of the Canadian dollar against the U.S. dollar from December 31, 2001, to June 30, 2002. The US$:C$ exchange rate at June 30, 2002, was US$1:C$1.52 as compared to US$1:C$1.59 at December 31, 2001.

     During the six months ended June 30, 2002, the Company also recorded under SFAS No. 133 a $3.2 million charge to other comprehensive income (loss) (net of a $1.9 million tax benefit) for changes in unrealized derivative gains and losses related to oil and gas price swaps and gas basis swaps. This charge consists of the removal of a $3.0 million unrealized gain (net of $1.9 million tax expense) for derivative contracts in place at December 31, 2001, which settled in 2002 and the recording of unrealized losses of $0.2 million related to open derivative contracts at June 30, 2002, that will settle later in 2002. The actual cash flow losses from settled oil swaps recorded in oil and gas sales in the Company's statement of operations were $1.8 million and $2.6 million for the six months and three months ended June 30, 2002, respectively. The actual cash flow losses from settled gas swaps of $2.1 million have been reflected in oil and gas sales in the Company's statement of operations for the three months ended June 30, 2002. There were no gas swaps in place for the first quarter of 2002.

     Other Recent Pronouncements

     On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. Among other items, it rescinds previous accounting rules which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The Company has adopted the provisions of SFAS No. 145 and, accordingly, has classified an $8.2 million ($4.3 million net of tax) loss on the early extinguishment of debt (see
Note 4) as a charge to income from continuing operations in its statements of operations for the three months and six months ended June 30, 2002. The adoption of SFAS No. 145 did not have any other material impact on the Company's financial position or results of operations.

     On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

3.   GOODWILL

     Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the purchase of Genesis. All of the Company's goodwill is related to the Company's Canadian reporting unit, which is consistent with the Canadian segment identified in Note 7. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment assessment only method.

     Under the new rule, the Company had a six-month transitional period from the effective date of the adoption to perform an initial assessment of whether there was an indication that the carrying value of goodwill was impaired. This assessment was made by comparing the fair value of the Canadian reporting unit, as determined in accordance with SFAS No. 142, to its book value. If the fair value was less than the book value, an impairment was indicated and the Company would be required to perform a second test no later than December 31, 2002, to measure the amount of the impairment. Any initial impairment is to be taken as a cumulative effect of change in accounting principle retroactive to January 1, 2002. In future years, this assessment must be conducted at least annually and any such impairment must be recorded as a charge to operating earnings.

     The Company has completed its initial assessment and has recorded a non-cash charge of $60.5 million. Decreases in oil and gas price expectations from the May 2, 2001, acquisition of Genesis to January 1, 2002, and certain downward revisions recorded to the Company's Canadian oil and gas reserves at December 31, 2001, were the primary factors that led to the goodwill impairment. The charge was recorded as a cumulative effect of change in accounting principle retroactive to January 1, 2002, in accordance with the provisions of SFAS No. 142.

     The Company engaged an independent appraisal firm to determine the fair value of its Canadian reporting unit as of January 1, 2002. This fair value determination was made principally on the basis of present value of future after tax cash flows, although other valuation methods were considered. The book value of the Canadian reporting unit exceeded the fair value determined by the independent appraisal firm, indicating a possible impairment of goodwill. The Company then calculated the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the Canadian reporting unit from the fair value of the Canadian reporting unit determined in step one of the assessment. The carrying value of the goodwill exceeded this calculated implied fair value of the goodwill at January 1, 2002, resulting in the impairment charge.

     The Company has no intangible assets other than the goodwill of its Canadian reporting unit, which has a net book value (after the cumulative effect of change in accounting principle) of $104.5 million as of June 30, 2002. The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

       Balance, December 31, 2001 .....................       $156,990
       Impairment .....................................        (60,547)
       Changes in foreign currency exchange rates .....          8,012
                                                              ---------
       Balance, June 30, 2002 .........................       $104,455
                                                              =========

     The unaudited results of operations presented below for the three months and six months ended June 30, 2001 reflect the operations of the Company had the Company adopted the non-amortization provisions of SFAS No. 142 effective January 1, 2001 (in thousands, except per share amounts):

                                                  Three Months      Six Months
                                                      Ended            Ended
                                                  June 30, 2001    June 30, 2001
                                                  -------------    -------------

       Reported net income ....................   $      52,219    $     122,917
       Goodwill amortization ..................           2,774            2,774
                                                  -------------    -------------
       Adjusted net income ....................   $      54,993    $     125,691
                                                  =============    =============
       Adjusted basic income per share ........   $        0.87    $        2.00
                                                  =============    =============
       Adjusted diluted income per share ......   $        0.86    $        1.96
                                                  =============    =============

     As noted above, SFAS No. 142 requires the cumulative effect of change in accounting principle be recorded retroactive to January 1, 2002. The following table reflects the impact of this accounting change on selected financial data for the three months ended March 31, 2002 (in thousands, except per share data):

                                                                                 As Reported       As Adjusted
                                                                                 -----------       -----------
     Loss before cumulative effect of change in accounting principle .......     $    (5,620)      $    (5,620)
     Cumulative effect of change in accounting principle ...................               -           (60,547)
                                                                                 -----------       -----------
     Net Loss ..............................................................     $    (5,620)      $   (66,167)
                                                                                 ===========       ===========

     Basic Loss Per Share:
       Loss before cumulative effect of change in accounting principle .....     $     (0.09)      $     (0.09)
       Cumulative effect of change in accounting principle .................               -             (0.96)
                                                                                 -----------       -----------
       Net Loss ............................................................     $     (0.09)      $     (1.05)
                                                                                 ===========       ===========
     Diluted Loss Per Share:
       Loss before cumulative effect of change in accounting principle .....     $     (0.09)      $     (0.09)
       Cumulative effect of change in accounting principle .................               -             (0.96)
                                                                                 -----------       -----------
       Net Loss ............................................................     $     (0.09)      $     (1.05)
                                                                                 ===========       ===========

4.   LONG-TERM DEBT

     Long-term debt at June 30, 2002, and December 31, 2001, consisted of the following:

                                                                         June 30,      December 31,
        (In thousands)                                                     2002            2001
                                                                       -----------     ------------
        Revolving credit facility ................................     $   167,000     $    411,400
        8 1/4% Senior Notes due 2012 .............................         350,000                -
        Senior Subordinated Notes:
          9% Notes due 2005, less unamortized discount ...........          49,953          149,837
          8 5/8% Notes due 2009, less unamortized discount .......          99,538           99,503
          9 3/4% Notes due 2009 ..................................         150,000          150,000
          7 7/8% Notes due 2011, less unamortized discount .......         199,937          199,933
                                                                       -----------     ------------
                                                                       $ 1,016,428     $  1,010,673
                                                                       ===========     ============

     The Company had $11.1 million and $9.5 million of accrued interest payable related to its long-term debt at June 30, 2002, and December 31, 2001, respectively, included in other payables and accrued liabilities.

     On May 2, 2002, the Company issued, through a Rule 144A offering, $350 million of its 8 1/4% Senior Notes due 2012 (the "8 1/4% Notes"). All of the net proceeds were used to repay a portion of the outstanding balance under the Company's revolving credit facility and to redeem $100 million of the Company's outstanding 9% Senior Subordinated Notes due 2005 (the "9% Notes"). The 8 1/4% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2007. In addition, on or before May 1, 2005, the Company may redeem up to 35 percent of the 8 1/4% Notes with the proceeds of certain underwritten public offerings of the Company's common stock. The 8 1/4% Notes mature on May 1, 2012, with interest payable semi-annually on May 1 and November 1, commencing November 1, 2002.

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

     The borrowing base (currently $300 million) is based on the bank's evaluation of the Company's oil and gas reserves. The amount available to be borrowed under the Bank Facility is limited to the lesser of the borrowing base or the facility size, which is also currently set at $300 million. The next borrowing base redetermination will be in November 2002. At June 30, 2002, the unused availability under the Bank Facility was approximately $115 million.

     Outstanding advances under the Bank Facility bear interest payable quarterly at a floating rate based on Bank of Montreal's alternate base rate (as defined therein) or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior secured debt to the borrowing base. In addition, the Company must pay a commitment fee of 0.50 percent per annum on the unused portion of the bank's commitment. Total outstanding advances at June 30, 2002, were $167 million at an average interest rate of 4.10 percent.

     The Company's borrowing base will be redetermined on a semiannual basis by the banks based upon their review of the Company's oil and gas reserves. If the sum of outstanding senior secured debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding are due at maturity on May 2, 2005. The Bank Facility is secured by a first priority lien on the Company's U.S. oil and gas properties constituting at least 80 percent of the present value of the Company's U.S. proved reserves owned now or in the future. The Bank Facility will be guaranteed by any of the Company's existing and future U.S. subsidiaries that grant a lien on oil and gas properties under the Bank Facility.

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

     In conjunction with the elimination of the Company's previously existing revolving credit facility and the partial redemption of the 9% Notes, the Company was required to expense certain associated deferred financing costs and discounts. This $5.2 million non-cash charge, along with a $3.0 million cash charge for the call premium on the 9% Notes, resulted in a one-time charge of approximately $8.2 million ($4.3 million net of tax) in the second quarter of 2002.

5.   CAPITAL STOCK

     On March 16, 1999, the Company's Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock, to stockholders of record on April 5, 1999 (the "Record Date"). Each common share issued after the Record Date has also been issued a Right. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 16, 1999, between the Company and the rights agent.

     On April 3, 2002, the Company and the rights agent executed the First Amendment to Rights Agreement (the "Amendment"). As more fully set forth in the Amendment, the Amendment, among other things, amends the Rights Agreement to lower the threshold at which a person becomes an Acquiring Person (as defined in the Rights Agreement, as amended by the Amendment) and lowers the percentage at which the rights plan is triggered from 15 percent to 10 percent.

Stock Plans

     On June 14, 2002, the Company granted 260,650 shares of restricted stock to employees under the 1990 Stock Plan, as amended. All of the shares vest over a three-year period. The related compensation expense of $2.9 million (based on the stock price on the date of grant) is being amortized over the vesting periods. Compensation expense related to restricted stock grants totaled $400,000 and $100,000 for the six months ended June 30, 2002 and 2001, respectively.

Dividends

     The Company declared cash dividends of $0.075 and $0.065 per share for the six months ended June 30, 2002 and 2001, respectively and $0.04 and $0.035 per share for the three months ended June 30, 2002 and 2001, respectively.

6.   INCOME TAXES

     A reconciliation of the U.S. federal statutory income tax rate to the effective rate is as follows:

                                                         Six Months Ended    Six Months Ended
                                                          June 30, 2002       June 30, 2001
                                                         ----------------    ----------------
        U.S. federal statutory income tax rate ......                35.0%               35.0%
        U.S. state income tax (net of federal
             tax benefit)............................                 3.9                 3.9
        Foreign operations ..........................               (53.5)               (2.5)
        Other .......................................                (3.3)                  -
                                                         ----------------    ----------------
                                                                    (17.9)%              36.4%
                                                         ================    ================

7.   SEGMENT INFORMATION

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

     Operations in the gathering/plant and gas marketing segments are in the United States. The Company operates in the oil and gas exploration and production segment in the United States, Canada, South America, Yemen and Trinidad. Summarized financial information for the Company's reportable segments for the six month and three month periods ended June 30, 2002 and 2001, is shown in the following tables (in thousands):

                                                                        Exploration and Production
                                                    --------------------------------------------------------------------------------
                                                                                                                            Other
                                                         U.S.        Canada      Argentina       Bolivia      Ecuador      Foreign
                                                    -----------    ---------     ---------      ---------     -------      -------
   Six Months Ended June 30, 2002
   ------------------------------
   Revenues from external customers ............     $ 122,282      $ 55,291     $ 105,132    $     6,176     $ 9,955     $     -
   Intersegment revenues .......................             -             -             -              -           -           -
   Depreciation, depletion and
        amortization expense ...................        28,662        38,000        24,657          1,944       1,124           -
   Segment operating income (loss) .............        43,794       (16,255)       49,411          2,116       4,576        (161)
   Total assets ................................       454,826       782,381       508,931        116,361      60,524      29,075
   Capital investments .........................        14,229        34,282        12,466          1,112       1,857         743
   Long-lived assets ...........................       417,859       760,065       464,057         92,685      50,480      28,930

                                                       Gathering/       Gas
                                                         Plant       Marketing    Corporate        Total
                                                    -------------   -----------   ---------     ---------
   Six Months Ended June 30, 2002
   ------------------------------
   Revenues from external customers ............     $   2,853      $ 29,733     $   5,167    $   336,589
   Intersegment revenues .......................             -           454             -            454
   Depreciation, depletion and
        amortization expense ...................           589             -         1,493         96,469
   Segment operating income (loss) .............        (1,018)          988         3,674         87,125
   Total assets ................................         8,907         9,428        66,913      2,037,346
   Capital investments .........................             -             -           872         65,561
   Long-lived assets ...........................         6,375             -         7,358      1,827,809

                                                                        Exploration and Production
                                                    --------------------------------------------------------------------------------
                                                                                                                            Other
                                                         U.S.        Canada      Argentina        Bolivia     Ecuador      Foreign
                                                    ----------      --------     ---------       --------     -------      -------
   Six Months Ended June 30, 2001
   ------------------------------
   Revenues from external customers ............     $ 233,466      $ 32,175     $ 131,074    $     8,341     $ 10,781    $      -
   Intersegment revenues .......................             -             -             -              -            -           -
   Depreciation, depletion and
        amortization expense ...................        28,617        13,690        20,235          2,137          975           -
   Segment operating income (loss) .............       142,505         8,548        81,789          4,329        6,044         527
   Total assets ................................       529,698       701,994       452,432        121,505       54,765      25,458
   Capital investments .........................        32,033       631,601        30,079            753        6,275       1,152
   Long-lived assets ...........................       475,496       854,510       411,289         96,119       46,639      24,538

                                                      Gathering/       Gas
                                                        Plant       Marketing     Corporate        Total
                                                    -----------     ---------     ---------     ---------
   Six Months Ended June 30, 2001
   ------------------------------
   Revenues from external customers ............     $  14,306      $ 94,814     $   2,447    $   527,404
   Intersegment revenues .......................             -         1,378             -          1,378
   Depreciation, depletion and
        amortization expense ...................         1,054             -         4,054         70,762
   Segment operating income (loss) .............        (1,225)        3,191        (1,607)       244,101
   Total assets ................................        20,209        22,074       245,883      2,174,018
   Capital investments .........................         9,602             -         3,328        714,823
   Long-lived assets ...........................        14,412             -         6,987      1,929,990

                                                                            Exploration and Production
                                                        ----------------------------------------------------------------------
                                                                                                                       Other
                                                          U.S.         Canada     Argentina    Bolivia     Ecuador    Foreign
                                                        ----------   ---------   ----------  ---------     -------    -------
   Three Months Ended June 30, 2002
   --------------------------------
   Revenues from external customers .............       $  77,150    $  30,440   $  60,319   $   2,564     $ 5,888    $    -
   Intersegment revenues ........................               -            -           -           -           -         -
   Depreciation, depletion and
        amortization expense ....................          13,101       19,116      11,999         770         606         -
   Segment operating income (loss) ..............          40,443       (5,175)     28,562         831       3,092       (81)
   Capital investments ..........................           6,993       14,931       4,505       1,013       1,221       455

                                                         Gathering/       Gas
                                                           Plant       Marketing  Corporate    Total
                                                        ----------   ----------- ----------  ---------
   Three Months Ended June 30, 2002
   --------------------------------
   Revenues from external customers .............       $   1,468    $  17,404   $   1,537   $ 196,770
   Intersegment revenues ........................               -          283           -         283
   Depreciation, depletion and
        amortization expense ....................             314            -         790      46,696
   Segment operating income (loss) ..............            (350)         463         747      68,532
   Capital investments ..........................             678            -         374      30,170

                                                                             Exploration and Production
                                                        ------------------------------------------------------------------------
                                                                                                                       Other
                                                           U.S.        Canada     Argentina    Bolivia     Ecuador    Foreign
                                                        ---------    ---------   ----------  ----------    -------    -------
   Three Months Ended June 30, 2001
   --------------------------------
   Revenues from external customers .............       $ 109,626    $  26,554   $  63,594   $   3,956     $ 4,717    $    -
   Intersegment revenues ........................               -            -           -           -           -         -
   Depreciation, depletion and
        amortization expense ....................          14,706       12,033      10,676       1,130         414         -
   Segment operating income (loss) ..............          64,088        6,502      37,732       1,834       2,639       310
   Capital investments ..........................          20,157      629,943      16,105         217       4,138       924

                                                          Gathering/      Gas
                                                            Plant      Marketing  Corporate     Total
                                                        ------------ ------------ ---------  ----------
   Three Months Ended June 30, 2001
   --------------------------------
   Revenues from external customers .............       $   6,197    $  35,491   $   1,779   $ 251,914
   Intersegment revenues ........................               -          595           -         595
   Depreciation, depletion and
        amortization expense ....................             748            -       3,464      43,171
   Segment operating income (loss) ..............            (672)       1,194      (1,685)    111,942
   Capital investments ..........................           9,210            -       1,976     682,670


     Intersegment sales are priced in accordance with terms of existing contracts and current market conditions. Capital investments include expensed exploratory costs. Corporate general and administrative costs and interest costs (including the loss on early extinguishment of debt) are not allocated to segments.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is committed to drill one well in the Chaco concession in Bolivia in 2003 at an estimated cost of $6.3 million and to drill two wells on the Damis S-1 concession in Yemen prior to October 2004 at an estimated total cost of $6.0 million. In Ecuador, the Company is committed to drill two wells in Block 14 and two wells in Block 17 at an aggregate estimated cost of approximately $14.8 million in 2002 and is committed to drill one well in the Shiripuno Block in 2003 at an estimated cost of approximately $4.2 million.

     Through its December 2000 acquisition of Cometra Energy (Canada) Ltd. ("Cometra"), the Company assumed the drilling obligations of Cometra's wholly-owned subsidiary, Cometra Trinidad Limited. These obligations require the acquisition of 15 line-kilometers of 2-D seismic, 40 square-kilometers of 3-D seismic and drilling of three exploratory wells. As of June 30, 2002, the Company had fulfilled the seismic requirements and had drilled two of the three exploratory wells. As discussed in Note 9, the Company has sold its operations in Trinidad subsequent to June 30, 2002 and has no remaining commitment in Trinidad.

     The Company had approximately $18.1 million in letters of credit outstanding at June 30, 2002. These letters of credit relate primarily to various obligations for acquisition and exploration activities in South America and Yemen and bonding requirements of various state regulatory agencies in the U.S. for oil and gas operations. The Company's availability under its revolving credit facility is reduced by the outstanding letters of credit.

     The Company is a defendant in various lawsuits and is a party to governmental proceedings from time to time arising in the ordinary course of business. In the opinion of management, none of the various pending lawsuits and proceedings should have a material adverse impact on the Company's financial position or results of operations.

9.   SALES OF ASSETS

     In June 2002, the Company sold its heavy oil properties in the Santa Maria area of southern California for approximately $9.5 million in cash and a note receivable for $6 million. The note is payable in monthly installments of $360,000, plus interest at a rate of 7.5% per annum, with final maturity in June 2003. The Company recorded a gain of approximately $18.3 million ($9.6 million after tax) on this transaction, subject to post-closing adjustments. Included in this the gain is a reversal of the Company's accrual for future abandonment costs related to these properties.

     On July 30, 2002, the Company completed the sale of its operations in Trinidad. The Company received $40 million in cash and will record a gain of approximately $30.7 million ($13.8 million after deferred taxes), subject to post-closing adjustments.

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


                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                        ---------------------------     --------------------------
                                                             2002            2001          2002               2001
                                                        -------------   ------------   -------------     ------------
  Production:
      Oil (MBbls) -
           U.S. .........................                  1,829            2,145          3,575              4,330
           Canada .......................                    452              376            980                435
           Argentina ....................                  2,842(a)         2,574(b)       5,835(a)           5,050(b)
           Ecuador ......................                    282              245(b)         546                582(b)
           Bolivia ......................                     32(a)            25(b)          71(a)              48(b)
              Total .....................                  5,437(a)         5,365(b)      11,007(a)          10,445(b)

      Gas (MMcf) -
           U.S. .........................                  6,527            9,043         12,480             17,604
           Canada .......................                  8,250            4,973         15,406              5,803
           Argentina ....................                  2,466            2,966          3,967              5,008
           Bolivia ......................                  1,319            1,971          3,345              3,838
               Total ....................                 18,562           18,953         35,198             32,253
      Total MBOE ........................                  8,531            8,524         16,873             15,821

   Average prices:
      Oil (per Bbl) -
           U.S. .........................                $ 21.80(c)       $ 24.75(d)     $ 20.05(c)        $  25.22(d)
           Canada .......................                  22.60            24.30          19.96              24.59
           Argentina ....................                  20.92(c)         23.12(d)       17.76(c)(f)        24.56(d)
           Ecuador ......................                  20.88            19.30          18.24              18.53
           Bolivia ......................                  21.87            20.32          19.81              25.16
               Total ....................                  21.36(c)         23.67(d)       18.74(c)(f)        24.50(d)

      Gas (per Mcf) -
           U.S. .........................                $  3.01(e)       $  6.25        $  2.64(e)        $   7.03
           Canada .......................                   2.43(e)          3.51           2.32(e)            3.71
           Argentina ....................                   0.35             1.38           0.38               1.41
           Bolivia ......................                   1.42             1.74           1.42               1.85
               Total ....................                   2.29(e)          4.30           2.13(e)            4.94

____________
     (a) Total production for the three months and six months ended June 30, 2002, before the impact of changes in inventories was 5,357 MBbls (Argentina - 2,772 MBbls, Bolivia - 22 MBbls) and 10,769 MBbls (Argentina - 5,618 MBbls, Bolivia - 50 MBbls), respectively.

     (b) Total production for the three months and six months ended June 30, 2001, before the impact of changes in inventories was 5,452 MBbls (Argentina - 2,551 MBbls, Ecuador - 349 MBbls, Bolivia - 31 MBbls) and 10,615 MBbls (Argentina - 5,095 MBbls, Ecuador - 699 MBbls, Bolivia - 56 MBbls), respectively.

     (c) Reflects the impact of oil hedges which decreased the three months and six months ended June 30, 2002, U.S., Argentina and total average oil prices per Bbl by $1.05, $0.23 and $0.47, and $0.26, $0.15 and $0.16,
         respectively.

     (d) Reflects the impact of oil hedges which increased the three months and six months ended June 30, 2001, U.S., Argentina and total average oil prices per Bbl by $0.57, $0.57, and $0.50, and $0.60, $1.22 and $0.84,
         respectively.


Continued on next page.

     (e) Reflects the impact of gas hedges which decreased the three and six months ended June 30, 2002, U.S., Canada and total average gas prices per Mcf by $0.18, $0.12 and $0.11, and $0.09, $0.06 and $0.06,
         respectively.

     (f) Reflects the impact of the one-time government-mandated forced settlement of domestic Argentina oil sales which decreased the Argentina and total average oil prices per Bbl by $1.37 and $0.73, respectively.

     Significant acquisitions and dispositions of producing oil and gas properties during 2001 affect the comparability of operating data for the periods presented in the table on the previous page.

     Average U.S. and Canada oil prices received by the Company fluctuate generally with changes in the NYMEX reference price for oil. The Company's Argentina oil production is sold at West Texas Intermediate spot prices as quoted on the Platt's Crude Oil Marketwire (approximately equal to the NYMEX reference price) less a specified differential. The Company's Ecuador production is sold to various third party purchasers at West Texas Intermediate spot prices less a specified differential. The Company experienced a 24 percent decrease in its average oil price, including the impact of hedging activities (20 percent decrease excluding hedging activities), during the first six months of 2002 as compared to the same period of 2001. The Company's realized average oil price for the first six months of 2002 (before hedges) was approximately 79 percent of the NYMEX reference price (82 percent excluding the negative impact of the Argentine government mandated settlements) compared to 83 percent for the same period of 2001.

     The Argentine government took actions which in effect caused the devaluation of the peso in early December 2001 and, in January 2002, enacted an emergency law that required certain contracts that were previously payable in U.S. dollars to be payable in pesos. Subsequently, on February 13, 2002, the Argentine government announced a 20 percent tax on oil exports, effective March 1, 2002. The tax is limited by law to a term of no more than five years. For additional information, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency and Operations Risk" included elsewhere in this Form 10-Q. The Company's domestic Argentina oil sales are now being received locally in pesos, while its export oil sales continue to be received in U.S. bank accounts in U.S. dollars, with a requirement to repatriate 30 percent of such proceeds into Argentina.

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

     The Company participated in oil hedges covering 2.21 MMBbls and 3.22 MMBbls during the first six months of 2002 and 2001, respectively. The impact of the 2002 hedges reduced the Company's U.S. average oil price for the first six months of 2002 by 26 cents to $20.05 per Bbl, its Argentina average oil price by 15 cents to $17.76 per Bbl and its overall average oil price by 16 cents to $18.74 per Bbl. The impact of the 2001 hedges increased the Company's U.S. average oil price for the first six months of 2001 by 60 cents to $25.22 per Bbl, its Argentina average oil price by $1.22 to $24.56 per Bbl and its overall average oil price by 84 cents to $24.50 per Bbl.

     Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region as evidenced by the significantly higher gas prices in California during the first half of 2001 due to the localized power shortage. The Company's Canada gas is generally sold at spot market prices as reflected by the AECO gas price index. The Company's Bolivia average gas price is tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. In Argentina, the Company's average gas price was historically determined by the realized price of oil from its El Huemul concession under a gas for oil exchange arrangement which expired at the end of 2001. Beginning in 2002, the Company's Argentina gas is sold under spot contracts of varying lengths and, as a result of the emergency laws enacted in 2002, must now be received locally in pesos. This has initially resulted in a decrease in Argentine gas sales revenue when converted to U.S. dollars due to the devaluation of the peso and current market conditions. This value may improve over time as domestic Argentina gas drilling declines and market conditions improve. The Company's total average realized gas price for the first six months of 2002, including the impact of hedging activities, was 57 percent lower (56 percent lower excluding hedging activities) than the same period of 2001.

     The Company participated in gas hedges covering 3.84 million MMBtu during the first six months of 2002. The Company did not participate in any gas hedges in the first six months of 2001. The impact of the 2002 hedges reduced the Company's U.S. average gas price for the first six months of 2002 by nine cents to $2.64 per Mcf, its Canada average gas price by six cents to $2.32 per Mcf and its overall average gas price by six cents to $2.13 per Mcf.

     The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company has entered into various oil price swap agreements covering approximately 2.64 million Bbls of its U.S. and Canadian oil production at a weighted average NYMEX reference price of $26.28 per Bbl for the last half of 2002. The Company has also entered into oil price swap agreements covering approximately 2.74 million Bbls of its U.S. oil production at a weighted average NYMEX reference price of $24.58 per Bbl for calendar year 2003.

     Additionally, the Company has entered into various gas price swap agreements covering approximately 7.7 million MMBtu of its U.S. and Canadian gas production from July 1, 2002, and expiring at various times through October 31, 2002. The Canadian portion of the gas price swap agreements (approximately 4.3 million MMBtu) is at an average AECO gas price index reference price of 3.71 Canadian dollars per MMBtu and will be settled in Canadian dollars. The U.S. portion of the gas swap agreements (approximately 3.4 million MMBtu) is at an average NYMEX reference price of $2.79 per MMBtu.

     Additionally, the Company has entered into two costless price collar arrangements for U.S. gas production. The first price collar covers production of 6,500 MMBtu per day for the period from July 1 through October 31, 2002, with a floor NYMEX reference price of $3.50 per MMBtu and a cap NYMEX reference price of $4.00 per MMBtu. The second price collar covers production of 20,000 MMBtu per day for the period November 1 through December 31, 2002, with a floor NYMEX reference price of $3.50 per MMBtu and a cap NYMEX reference price of $5.10 per MMBtu.

     In conjunction with each of the U.S. gas price swaps and costless price collars discussed above, the Company entered into basis swap agreements covering identical periods of time and volumes. These basis swaps establish a differential between the NYMEX reference price and the various delivery points at levels that are comparable to the historical differentials received by the Company.

     The counterparty to the Company's hedging agreements is a commercial bank. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. Based on the first six months of 2002 oil production, a change in the average oil price realized, before hedges, by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on an annual basis of approximately $8.1 million and $12.0 million, respectively. A 10 cent per Mcf change in the average price realized, before hedges, by the Company for gas would result in a change in net income and cash flow before income taxes on an annual basis of approximately $2.3 million and $3.5 million, respectively, based on gas production for the first six months of 2002. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities.

Period to Period Comparison

     In May 2001, the Company purchased 100 percent of the outstanding common stock of Genesis Exploration Ltd. ("Genesis"). This acquisition significantly impacts the period to period comparison for the second quarter and the first six months of 2002 compared to the second quarter and first six months of 2001. The Company's consolidated revenues and expenses for the second quarter and first six months of 2001 include, under the purchase method of accounting, two months of activities for Genesis.

Three months ended June 30, 2002, compared to three months ended June 30, 2001

     The Company reported net income of $22.4 million for the quarter ended June 30, 2002, compared to net income of $52.2 million for the same period in 2001. The second quarter of 2002 included a $17.6 million ($9.2 million net of tax) gain on the sale of oil and gas properties and an $8.2 million ($4.3 million net of tax) loss on the early extinguishment of debt. A 47 percent decrease in average gas prices and a 10 percent decrease in average oil prices were the other primary factors resulting in the 57 percent decrease in net income.

     Oil and gas sales decreased $49.9 million (24 percent), to $158.6 million for the second quarter of 2002 from $208.5 million for the same period of 2001. A 47 percent decrease in average gas prices coupled with a two percent decrease in gas production, accounted for a decrease of $39.1 million. A 10 percent decrease in oil prices partially offset by a one percent increase in average oil production, accounted for an additional decrease of $10.8 million. Increases in oil and gas production resulting from the acquisitions of Genesis and the La Ventana concession in Argentina and the Company's exploitation and exploration activities were offset by natural production declines and the reduced production volumes resulting from U.S. property sales in the fourth quarter of 2001.

     A net gain on disposition of assets of $17.6 million ($9.2 million net of tax) was reflected in the second quarter of 2002 primarily as a result of the sale of the Company's heavy oil properties in the Santa Maria area of southern California in June 2002. The Company recorded a gain of approximately $18.3 million ($9.6 million net of tax) on this transaction, subject to post-closing adjustments. Included in the gain is a reversal of the Company's accrual for future abandonment costs related to these properties. Other than the gain recorded, this disposition did not significantly affect the Company's results of operations for the second quarter of 2002 as the sale occurred at the end of the quarter.

     As discussed elsewhere in this Form 10-Q, the Argentine peso was devalued in early December 2001. During the second quarter of 2002, the peso continued to decline in value, falling from a rate of 2.90 pesos to one U.S. dollar at March 31, 2002, to 3.82 pesos to one U.S. dollar at June 30, 2002. The translation of peso-denominated balances at June 30, 2002, and peso-denominated transactions for the three months ended June 30, 2002, resulted in a foreign currency exchange gain of $0.8 million.

     Lease operating expenses, including production and export taxes, increased $3.2 million (six percent), to $56.1 million for the second quarter of 2002 from $52.9 million for the same period of 2001. The new export taxes in Argentina increased lease operating expenses for the second quarter of 2002 by $10.1 million. This increase was partially offset by lower direct lease operating expenses in Argentina resulting from the devaluation of the peso and by lower expenses in the U.S. as a result of the property sales in the fourth quarter of 2001. Lease operating expenses per equivalent barrel produced, before the effect of the export tax, decreased 13 percent to $5.40 for the second quarter of 2002 from $6.21 for the same period in 2001.

     Exploration costs increased $3.5 million (100 percent), to $7.0 million for the second quarter of 2002 from $3.5 million for the same period of 2001. During the second quarter of 2002, the Company's exploration costs included $1.4 million for seismic and other geological and geophysical costs and $5.6 million for unsuccessful exploratory drilling and leasehold impairments. Exploration expenses for the second quarter of 2001 consisted of $2.0 million for seismic and other geological and geophysical costs and $1.5 million for unsuccessful exploratory drilling.

     General and administrative expenses increased $1.4 million (12 percent), to $13.5 million for the second quarter of 2002, from $12.1 million for the same period in 2001. This increase primarily relates to the addition of Genesis. Since the acquisition of Genesis occurred on May 2, 2001, only two months of Genesis expenses are included for the second quarter of 2001. General and administrative expenses per equivalent barrel produced increased 11 percent to $1.58 for the second quarter of 2002 from $1.42 for the same period in 2001.

     Depreciation, depletion and amortization increased $6.3 million (16 percent), to $46.7 million for the second quarter of 2002 from $40.4 million for the same period of 2001, primarily due to the increase in the Company's average oil and gas DD&A rate per equivalent barrel produced from $4.56 in the second quarter of 2001 to $5.34 in the second quarter of 2002. This increase in the average amortization rate per equivalent barrel produced primarily resulted from the acquisition of Genesis and the impact of substantially lower commodity prices on proved reserve volumes used to determine the amortization rate.

     Interest expense increased $4.8 million (30 percent), to $20.7 million for the second quarter of 2002 from $15.9 million for the same period of 2001. The increase in interest expense is due to a 38 percent increase in the Company's total average outstanding debt, partially offset by a decrease in the Company's average interest rate to 7.48 percent for the second quarter of 2002 from 7.86 percent in the same period of 2001.

     In conjunction with the issuance of the Company's 8 1/4% senior notes, the Company entered into a new revolving credit facility and redeemed a portion of the Company's 9% senior subordinated notes. The Company was required to expense certain associated deferred financing costs and discounts. This $5.2 million non-cash charge, along with a $3.0 million cash charge for the call premium on the 9% senior subordinated notes, resulted in a one-time charge of approximately $8.2 million ($4.3 million net of tax) in the second quarter of 2002.

Six months ended June 30, 2002, compared to six months ended June 30, 2001

     The Company reported a net loss of $43.7 million for the six months ended June 30, 2002, compared to net income of $122.9 million for the year-earlier period. The first half of 2002 included a charge of $60.5 million for impairment of goodwill resulting from the cumulative effect of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Income before the cumulative effect of adopting SFAS No. 142 decreased $106.1 million to $16.8 million. This decrease was caused by a 57 percent decrease in average gas prices and a 24 percent decrease in average oil prices received, partially offset by a seven percent increase in production on a BOE basis.

     Oil and gas sales decreased $134.3 million (32 percent), to $281.1 million for the first six months of 2002 from $415.4 million for the six months of 2001. A nine percent increase in gas production was also more than offset by a 57 percent decrease in average gas prices received by the Company and accounted for the $84.6 million decrease in gas sales for the first six months of 2002 compared to the year-earlier period. A five percent increase in oil production was more than offset by a 24 percent decrease in average oil prices received by the Company and accounted for a $49.7 million decrease in oil sales for the first six months of 2002 as compared to the year-earlier period. In addition to the decline in market prices for oil, the Company's related oil price for the six months ended June 30, 2002, was reduced by approximately $0.73 per barrel as a result of Argentine government-mandated negotiated settlements of all U.S. dollar-denominated domestic sales amounts in existence at January 6, 2002. The mandate required these agreements to be settled in pesos with a negotiated, equitable sharing of the impact of devaluation. These negotiations were substantially completed in the first quarter of 2002 and no ongoing impact from these settlements is expected. The five percent increase in oil production and nine percent increase in gas production are primarily the result of the acquisitions of Genesis and the La Ventana Concession in Argentina and the Company's exploitation and exploration activities, partially offset by natural production declines and the reduced volumes resulting from U.S. property sales in the fourth quarter of 2001.

     A net gain on disposition of assets of $17.7 million ($9.3 million net of tax) was reflected in the first six months of 2002 primarily as a result of the sale of the Company's heavy oil properties in the Santa Maria area of southern California in June 2002. The Company recorded a gain of approximately $18.3 million ($9.6 million net of tax) on this transaction, subject to post-closing adjustments. Included in this the gain is a reversal of the Company's accrual for future abandonment costs related to these properties. Other than the gain recorded, this disposition did not significantly affect the Company's results of operations for the first half of 2002 as the sale occurred at the end of the period.

     As discussed elsewhere in this Form 10-Q, the Argentine peso was devalued in early December 2001. During the first six months of 2002, the peso continued to decline in value, falling from a rate of 1.65 pesos to one U.S. dollar at January 11, 2002, to 3.82 pesos to one U.S. dollar at June 30, 2002. The translation of peso-denominated balances at June 30, 2002, and peso-denominated transactions during the six months ended June 30, 2002, resulted in a foreign currency exchange gain of $3.7 million. The Company also recorded a gain of $0.9 million in "Other income" for the first six months of 2002 related to the Argentine government-mandated negotiated settlements of U.S. dollar-denominated receivables and payables in existence at January 6, 2002. There were no similar gains related to Argentina in the six months ended June 30, 2001.

     Lease operating expenses, including production and export taxes, increased $4.3 million (four percent), to $105.0 million for the first six months of 2002 from $100.7 million for the first six months of 2001. The new export taxes in Argentina increased lease operating expenses for the first half of 2002 by $10.6 million. Lease operating expenses also increased due to the acquisition of Genesis in May 2001 and the acquisition of the La Ventana concession in Argentina in September 2001. These increases were partially offset by lower direct lease operating expenses in Argentina resulting from the devaluation of the peso and by lower expenses in the U.S. as a result of the property sales in the fourth quarter of 2001. Lease operating expenses per equivalent barrel produced decreased two percent to $6.23 for the six months ended June 30, 2002, from $6.37 for the same period in 2001. The decrease in lease operating expenses per equivalent barrel produced primarily resulted from the impact of the Argentine peso devaluation on peso-denominated costs and the government-mandated negotiated settlement of U.S. dollar-denominated agreements affecting the Company's costs, partially offset by the new export tax.

     General and administrative expenses increased $2.4 million (10 percent), to $26.5 million for the six months ended June 30, 2002, from $24.1 million for the first six months in 2001. This increase primarily relates to the addition of Genesis. Since the acquisition of Genesis occurred on May 2, 2001, only two months of Genesis expenses are included for the first half of 2001. General and administrative expenses per equivalent barrel produced increased three percent to $1.57 for the six months ended June 30, 2002, from $1.52 for the same period in 2001.

     Exploration costs increased $10.2 million (179 percent), to $15.9 million for the first six months of 2002 from $5.7 million for same period of 2001. During the first six months of 2002, the Company's exploration costs included $11.0 million for unsuccessful exploratory drilling and lease impairments and $4.9 million for other geological and geophysical costs. Exploration costs for the first six months of 2001 included $2.9 million for unsuccessful exploratory drilling and lease impairments and $2.8 million for other geological and geophysical costs.

     Depreciation, depletion and amortization increased $28.5 million (42 percent), to $96.5 million for the first six months of 2002 from $68.0 million for the first six months of 2001, due primarily to the seven percent increase in production on a BOE basis and the 35 percent increase in the average amortization rate per equivalent barrel produced from $4.14 in the first six months of 2001 to $5.59 for the same period of 2002. This increase in the average amortization rate per equivalent barrel produced primarily resulted from the acquisition of Genesis and the impact of substantially lower commodity prices on proved reserve volumes used to determine the amortization rate.

     Interest expense increased $11.4 million (43 percent), to $38.2 million for the first six months of 2002 from $26.8 million for the first six months of 2001, due primarily to higher outstanding borrowings (73 percent) resulting from the acquisition of Genesis in May 2001 and other acquisitions made subsequent to the second quarter of 2001. This increase was partially offset by a decrease in the Company's average interest rate to 6.99 percent for the first six months of 2002 from 8.30 percent in the same period of 2001.

     In conjunction with the issuance of the Company's 8 1/4% senior notes, the Company entered into a new revolving credit facility and redeemed a portion of the Company's 9% senior subordinated notes. The Company was required to expense certain associated deferred financing costs and discounts. This $5.2 million non-cash charge, along with a $3.0 million cash charge for the call premium on the 9% senior subordinated notes, resulted in a one-time charge of approximately $8.2 million ($4.3 million net of tax) in the second quarter of 2002.

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002. Goodwill was tested for impairment in conjunction with a transitional goodwill impairment test in 2002 and will be tested at least annually thereafter. As a result of the transitional impairment test, the Company recorded a $60.5 million charge to cumulative effect of change in accounting retroactive to January 1, 2002, in accordance with the provisions of SFAS No. 142.


Capital Expenditures

     During the first six months of 2002, the Company's total oil and gas capital expenditures were $64.7 million. In North America, the Company's non-acquisition oil and gas capital expenditures totaled $47.9 million. Exploration activities accounted for $29.0 million of the North America capital expenditures with exploitation activities contributing $18.9 million. During the first six months of 2002, the Company's international non-acquisition oil and gas capital expenditures totaled $16.2 million, consisting of $12.5 million in Argentina on exploitation activities, $1.9 million in Ecuador principally on exploitation, $1.1 million in Bolivia on exploitation, and $0.7 million on exploration projects primarily in Yemen.

     As of June 30, 2002, the Company had unproved oil and gas property costs of approximately $105.7 million consisting of undeveloped leasehold costs of $80.2 million, including $59.8 million in Canada, and unevaluated exploratory drilling costs of $25.5 million. Approximately $21.4 million of the total unevaluated costs are associated with the Company's Yemen drilling program. Future exploration expense and earnings may be impacted to the extent any of the exploratory drilling is determined to be unsuccessful.

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally-generated cash flow to fund capital expenditures other than significant acquisitions. The Company's total planned capital expenditures for 2002 are currently $144 million exclusive of acquisitions. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally-generated cash flow and advances under its revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions (see "Liquidity"); however, no assurance can be given that sufficient funds will be available to fund the Company's desired acquisitions.

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

     In the past, the Company has accessed the public markets to finance significant acquisitions and provide liquidity for its future activities. Since 1990, the Company completed five public equity offerings as well as two public debt offerings and three Rule 144A debt offerings, which provided the Company with aggregate net proceeds of approximately $1.2 billion.

     On May 2, 2002, the Company issued, through a Rule 144A offering, $350 million of its 8 1/4% Senior Notes due 2012 (the "8 1/4% Notes"). All of the net proceeds were used to repay a portion of the outstanding balance under the Company's revolving credit facility and to redeem $100 million of the Company's outstanding 9% Senior Subordinated Notes due 2005. The 8 1/4% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2007. In addition, prior to May 1, 2005, the Company may redeem up to 35 percent of the 8 1/4% Notes with the proceeds of certain underwritten public offerings of the Company's common stock. The 8 1/4% Notes mature on May 1, 2012, with interest payable semi-annually on May 1 and November 1, commencing November 1, 2002.

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

     The borrowing base (currently $300 million) is based on the bank's evaluation of the Company's oil and gas reserves. The amount available to be borrowed under the Bank Facility is limited to the lesser of the borrowing base or the facility size, which is also currently set at $300 million.

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

     The Company's borrowing base will be redetermined on a semiannual basis by the banks based upon their review of the Company's oil and gas reserves. If the sum of outstanding senior secured debt exceeds the borrowing base, as redetermined, the Company must repay such excess. Any principal advances outstanding are due at maturity on May 2, 2005. The Bank Facility is secured by a first priority lien on the Company's U.S. oil and gas properties constituting at least 80 percent of the present value of the Company's U.S. proved reserves owned now or in the future. The Bank Facility will be guaranteed by any of the Company's existing and future U.S. subsidiaries that grant a lien on oil and gas properties under the Bank Facility.

     At July 31, 2002, the outstanding borrowings under the Bank Facility were $101.5 million and unused availability under the Bank Facility was approximately $180.4 million (net of letters of credit of $18.1 million). The unused portion of the Bank Facility and the Company's internally generated cash flow provide liquidity which may be used to finance future capital expenditures, including acquisitions. As additional acquisitions are made and such properties are added to the borrowing base, the banks' determination of the borrowing base and their commitments may be increased. The next borrowing base redetermination will be in November 2002.

     The Company's internally generated cash flow, results of operations and financing for its operations are dependent on oil and gas prices. Realized oil prices for the six months ended June 30, 2002, decreased by 24 percent as compared to the same period in 2001. Realized gas prices for the first six months of 2002 decreased by 57 percent as compared to the same period in 2001. The Company believes that its cash flows and unused availability under the Bank Facility are sufficient to fund its planned capital expenditures for the foreseeable future. To the extent oil and gas prices continue to decline, the Company's earnings and cash flow from operations may be adversely impacted. Continued low oil and gas prices could cause the Company to not be in compliance with maintenance covenants under its Bank Facility and could negatively affect its credit statistics and coverage ratios and thereby affect its liquidity.

     Consistent with its stated goal of maintaining financial flexibility and optimizing its portfolio of assets, the Company announced plans to reduce debt by $200 million in 2002 through a combination of asset sales and cash flow in excess of planned capital expenditures. The Company determined that the level of investment and time horizon required to continue the development of its interests in Ecuador and Trinidad are inconsistent with the timing of its desire to reduce leverage. These assets, along with the Company's remaining heavy oil properties in the Santa Maria area of southern California, were identified for sale. The Company's heavy oil properties in the Santa Maria area of southern California were sold in June 2002 for $9.5 million in cash and a note receivable for $6 million bearing monthly payments of $360,000, plus interest, with final maturity in June 2003. The Company's interest in Trinidad was sold in July 2002 for $40 million in cash. The Company's interests in Ecuador are currently being marketed for sale. The Company is currently reviewing its portfolio and is considering additional asset sales or possible capital market transactions, if necessary, to achieve its $200 million debt reduction target for 2002.

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

Income Taxes

     The Company incurred a current provision for income taxes of approximately $11.8 million and $50.2 million for the first six months of 2002 and 2001, respectively. The total provision for U.S. income taxes is based on the Federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company's foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries as it is the Company's intention, generally, to reinvest such earnings permanently.

     A reconciliation of the U.S. federal statutory income tax rate to the effective rate is as follows:

                                                                  Six Months Ended       Six Months Ended
                                                                    June 30, 2002          June 30, 2001
                                                                  ----------------       ----------------
       U.S. federal statutory income tax rate .................              35.0%                   35.0%
       U.S. state income tax (net of federal tax benefit) .....               3.9                     3.9
       Foreign operations .....................................             (53.5)                   (2.5)
       Other ..................................................              (3.3)                      -
                                                                  ----------------       ----------------
                                                                            (17.9)%                  36.4%
                                                                  ================       ================

Critical Accounting Policies and Estimates

     Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 to the Company's 2001 audited consolidated financial statements included in its 2001 Annual Report on Form 10-K and Note 2 to the Company's consolidated financial statements included elsewhere in this Form 10-Q, contain a comprehensive summary of the Company's significant accounting policies. The following is a discussion of the Company's most critical accounting policies, judgments and uncertainties that are inherent in the Company's application of GAAP:

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

     Impairment of unproved oil and gas properties. Unproved leasehold costs are capitalized and are reviewed periodically for impairment on a property-by-property basis, considering factors such as future drilling and exploitation plans and lease terms. Costs related to impaired prospects are charged to expense. An impairment expense could result if oil and gas prices decline in the future or if downward reserve revisions are recorded, as it may not be economic to develop some of these unproved properties.

     Impairment of goodwill. The Company's goodwill is entirely related to its Canadian operations. The Company must assess its goodwill for impairment at least annually. The Company must perform an initial assessment of whether there is an indication that the carrying value of goodwill is impaired. This assessment is made by comparing the fair value of the Canadian reporting unit, as determined in accordance SFAS No. 142, to its book value. If the fair value is less than the book value, an impairment is indicated and the Company must perform a second test to measure the amount of the impairment. In the second test, the Company must then calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the Canadian reporting unit from the fair value of the Canadian reporting unit determined in step one of the assessment. If the carrying value of the goodwill exceeds this calculated implied fair value of the goodwill an impairment charge is recorded.

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

     Argentina economic and currency measures. The accounting for and translation of the Company's Argentina financial statements reflects management's assumptions regarding some uncertainties unique to Argentina's current economic situation. See Notes 1 and 2 to the Company's consolidated financial statements included elsewhere in this Form 10-Q for a description of the assumptions utilized in the preparation of its consolidated financial statements. The Argentina economic and political situation evolves continuously and the Argentine government has adopted numerous decrees, is considering implementing various alternatives and may enact future regulations or policies that may materially impact, among other items, (i) the realized prices the Company receives for oil and gas it produces and sells; (ii) the timing and amount of repatriations of cash to the U.S.; (iii) the amount of permitted export sales; (iv) the Argentine banking system; (v) the Company's asset valuations; and (vi) peso-denominated monetary assets and liabilities. For further information, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency and Operations Risk" included elsewhere in this Form 10-Q.

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

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition receivable of $18.5 million related to cash flow hedges in place that are used to reduce the volatility in commodity prices for portions of the Company's forecasted oil production. Additionally, the Company recorded, net of tax, an increase to accumulated other comprehensive income in the Stockholders' Equity section of the balance sheet of approximately $14.9 million. During the first half of 2001, $13.2 million of the original amount recorded to accumulated other comprehensive income was taken to the statement of operations as the physical transactions being hedged were finalized. All of the Company's cash flow hedges in place at January 1, 2001, settled in 2001, with the actual cash flow impact recorded in oil and gas sales in the Company's statement of operations.

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

     The Company adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002, resulting in the elimination of goodwill amortization from statements of operations in future periods. As discussed in Note 3 to the Company's consolidated financial statements included elsewhere in this Form 10-Q, the Company recorded an impairment charge of $60.5 million related to the goodwill of its Canadian operations as a cumulative effect of a change in accounting principle in its statement of operations.

     On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 creates accounting and reporting standards to establish a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

     On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. Among other items, it rescinds previous accounting rules which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The Company has adopted the provisions of SFAS No. 145 and, accordingly, has classified an $8.2 million ($4.3 million net of tax) loss on the early extinguishment of debt (see
Note 4) as a charge to income from continuing operations in its statements of operations for the three months and six months ended June 30, 2002. The adoption of SFAS No. 145 did not have any other material impact on the Company's financial position or results of operations.

New Accounting Pronouncements

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Currently, the Company accrues future abandonment costs of wells and related facilities through its depreciation calculation and includes the cumulative accrual in accumulated depreciation. The new standard will require that the Company record the discounted fair value of the retirement obligation as a liability at the time a well is drilled or acquired. The liability will accrete over time with a charge to interest expense. The new standard will apply to financial statements of the Company beginning January 1, 2003. While the new standard will require that the Company change its accounting for such abandonment obligations, the Company has not completed its evaluation of the impact of the new standard on its financial statements.

     On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

Foreign Operations

     For information on the Company's foreign operations, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency and Operations Risk" included elsewhere in this Form 10-Q.

Forward-Looking Statements

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-Q, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including production, operating costs and product price realization targets, future capital expenditures (including the amount and nature thereof), the drilling of wells, reserve estimates, future production of oil and gas, future cash flows, future reserve activity, planned asset sales or dispositions and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements.

     Factors that could cause actual results to differ materially from those in forward-looking statements include: oil and gas prices; exploitation and exploration successes; actions taken and to be taken by Argentina as a result of its economic instability; continued availability of capital and financing; general economic, market or business conditions; acquisition and other business opportunities (or lack thereof) that may be presented to the Company; changes in laws or regulations; risk factors listed from time to time in the Company's reports and other documents filed with the Securities and Exchange Commission; and other factors. The Company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's operations are exposed to market risks primarily as a result of changes in commodity prices, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Commodity Price Risk

     The Company produces, purchases and sells crude oil, natural gas, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of commodity price changes based on production levels for the first half of 2002. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable.

     The Company has entered into various oil price swap agreements covering approximately 2.64 million Bbls of its U.S. and Canadian oil production at a weighted average NYMEX reference price of $26.28 per Bbl for the last half of 2002. The Company has also entered into oil price swap agreements covering approximately 2.74 million Bbls of its U.S. oil production at a weighted average NYMEX reference price of $24.58 per Bbl for calendar year 2003.

     Additionally, the Company has entered into various gas price swap agreements covering approximately 7.7 million MMBtu of its U.S. and Canadian gas production expiring at various times through October 31, 2002. The Canadian portion of the gas price swap agreements (approximately 4.3 million MMBtu) is at an average AECO gas price index reference price of 3.71 Canadian dollars per MMBtu and will be settled in Canadian dollars. The U.S. portion of the gas swap agreements (approximately 3.4 million MMBtu) is at an average NYMEX reference price of $2.79 per MMBtu.

     Additionally, the Company has entered into two costless price collar arrangements for U.S. gas production. The first price collar covers production of 6,500 MMBtu per day for the period from July 1 through October 31, 2002, with a floor NYMEX reference price of $3.50 per MMBtu and a cap NYMEX reference price of $4.00 per MMBtu. The second price collar covers production of 20,000 MMBtu per day for the period November 1 through December 31, 2002, with a floor NYMEX reference price of $3.50 per MMBtu and a cap NYMEX reference price of $5.10 per MMBtu.

     In conjunction with each of the U.S. gas price swaps and costless price collars discussed above, the Company entered into basis swap agreements covering identical periods of time and volumes. These basis swaps establish a differential between the NYMEX reference price and the various delivery points at levels that are comparable to the historical differentials received by the Company.

     The counterparty to the Company's hedging agreements is a commercial bank. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

Interest Rate Risk

     The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR based, borrowings from its commercial banks. To reduce the impact of fluctuations in interest rates, the Company maintains a portion of its total debt portfolio in fixed-rate debt. At June 30, 2002, the amount of the Company's fixed-rate debt was 84 percent of its total. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the portfolio mix between fixed and floating rate debt and to mitigate the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

     Based on the outstanding borrowings under variable rate debt instruments at June 30, 2002, a change in the average interest rate of 100 basis points would result in a change in net income and cash flow before income taxes on an annual basis of approximately $1.0 million and $1.7 million, respectively.

     The following table provides information about the Company's long-term debt principal payments and weighted-average interest rates by expected maturity dates:

                                                                                                                      Fair
                                                                                                                      Value
                                                                                          There-                        at
  Long-Term Debt:                         2002     2003     2004      2005       2006      after        Total        6/30/02
                                        -------   ------   ------  ---------    ------   --------     --------     ---------
  Fixed rate (in thousands) ...........      -        -        -    $ 49,952         -    $799,475     $849,427      $803,652
  Average interest rate ...............      -        -        -         9.0%        -         8.5%         8.5%            -
  Variable rate (in thousands) ........      -        -        -    $167,000         -           -     $167,000      $167,000
  Average interest rate ...............      -        -        -         (a)         -           -          (a)           (a)

     (a) LIBOR plus an increment, based on level of outstanding senior debt to the borrowing base, up to a maximum of 2.25 percent. The increment above LIBOR at June 30, 2002, was 1.75 percent.

Foreign Currency and Operations Risk

     International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. The Company has international operations in Canada, Argentina, Bolivia, Ecuador and Yemen. For the six months ended June 30, 2002, the Company's operations in Argentina and Canada accounted for approximately 31 percent and 16 percent, respectively, of the Company's revenues and, at June 30, 2002, the Company's operations in Argentina and Canada accounted for approximately 25 percent and 38 percent, respectively, of the Company's total assets, including goodwill. During the first six months of 2002 and at June 30, 2002, the Company's operations in Argentina and Canada represented its only foreign operations accounting for more than 10 percent of its revenues or total assets, including goodwill. The Company continues to identify and evaluate international opportunities, but currently has no binding agreements or commitments to make any material international investment. As a result of such significant foreign operations, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in these foreign countries.

     Historically, the Company has not used derivatives or other financial instruments to hedge the risk associated with the movement in foreign currencies. However, the Company evaluates currency fluctuations and will consider the use of derivative financial instruments or employment of other investment alternatives if cash flows or investment returns so warrant.

     The Company's international operations may be adversely affected by political and economic instability, changes in the legal and regulatory environment and other factors. The Company's foreign properties, operations or investments in Canada, Argentina, Bolivia, Ecuador and Yemen may be adversely affected by a number of factors. For example:

     . local political and economic developments could restrict or increase the cost of the Company's foreign operations;

     . exchange controls and currency fluctuations could result in financial losses;

     . royalty and tax increases and retroactive claims could increase costs of the Company's foreign operations;

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

     Canada. With the acquisition of Cometra Energy (Canada), Ltd. in December 2000 and the acquisition of Genesis in May 2001, the Company now has significant producing operations in Canada. The Company views the operating environment in Canada as stable and the economic stability as good. All of the Company's Canadian revenues and costs are denominated in Canadian dollars. While the value of the Canadian dollar does fluctuate in relation to U.S. dollar, the Company believes that any currency risk associated with its Canadian operations would not have a material impact on the Company's financial position or results of operations. The US$:C$ exchange rate at both June 30, 2002 and June 30, 2001, was US$1:C$1.52.

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

     As a result of economic instability and substantial withdrawals from the banking system, in early December 2001, the Argentine government, with Fernando de la Rua as president and Domingo Cavallo as minister of economy, instituted restrictions that prohibit foreign money transfers without Central Bank approval and limit cash withdrawals from bank accounts to personal transactions in small amounts with certain limited exceptions. While the legal exchange rate remained at one peso to one U.S. dollar, financial institutions were allowed to conduct only limited activity due to these controls, and currency exchange activity was effectively halted except for personal transactions in small amounts.

     On January 6, 2002, the Argentine government abolished the one peso to one U.S. dollar legal exchange rate. On January 9, 2002, Decree 71 created a dual exchange market whereby foreign trade transactions were conducted at an official exchange rate of 1.4 pesos to one U.S. dollar and other transactions were conducted in a free floating exchange market. On February 8, 2002, Decree 260 unified the dual exchange markets and allowed the peso to float freely with the U.S. dollar. The exchange rate at June 30, 2002, was 3.82 pesos to one U.S. dollar.

     On February 3, 2002, Decree 214 required all contracts that were previously payable in U.S. dollars to be payable in pesos. Pursuant to an emergency law passed on January 10, 2002, U.S. dollar obligations between private parties due after January 6, 2002, were to be liquidated in pesos at a negotiated rate of exchange which reflects a sharing of the impact of the devaluation. The Company's settlements in pesos of the existing U.S. dollar-denominated agreements were substantially completed by March 31, 2002, thus, future periods should not be impacted by this mandate. This government-mandated "equitable sharing" of the impact of the devaluation resulted in a reduction in oil revenues from domestic sales for the first six months of 2002 of approximately $8 million, or $1.37 per Argentina Bbl produced or $0.73 per total Company Bbl produced. The Company's Argentine lease operating costs were also reduced as a result of this mandate and the positive impact of devaluation on the Company's peso-denominated costs, which essentially offset the negative impact on Argentine oil revenues.

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

     On May 24, 2002, Decree 867 declared the domestic supply of hydrocarbons to be in a state of emergency. This was largely due to the high seasonal demand for diesel in the agricultural sector coupled with lower activity in refineries. On May 30, 2002, the Secretary of Energy with Resolution #140 established limits on oil exports to 36 percent of monthly production beginning June 2002 for a period of four months. Subsequently on June 21, 2002, the Secretary of Energy with Resolution #166 relaxed the limits, declaring the 36 percent export limit applicable to the entire four month period rather than the individual months. On July 26, 2002, the Secretary of Energy with Resolution #341 completely eliminated the four month export limit.

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

     On June 30, 2002, Bolivia held national elections for President, Vice President, and the Congress. This marked the sixth consecutive election since 1982, representing the longest period of constitutional democratic government in the country's history. Since no candidate for President won the required majority vote, the election was decided by Congress on August 4, 2002. Coalitions formed among the two leading parties allowing Gonzalo Sanchez de Lozada to win the vote. Gonzalo Sanchez de Lozada took office on August 6, 2002. He was President from 1993 until 1997 when significant privatization activity along with encouragement of private investment occurred in the country.

     In 1987, the Boliviano ("Bs") replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the government's exchange house, the Bolsin, which is under the supervision of the Bolivian Central Bank. Foreign exchange transactions are not subject to any controls. The US$:Bs exchange rate at June 30, 2002, was US$1:Bs 7.42. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company's financial position or results of operations.

     Ecuador. In Ecuador, President Gustavo Naboa and Congress continue to debate further tax, social, and customs reforms to strengthen economic growth. The legal basis for many of the recent reforms is the Ley Fundamental para la Transformacion Economica del Ecuador (the "economic transformation law") enacted in March 2000, which mandated dollarization of the economy. As a result of this reform, all of the Company's Ecuadorian revenues and costs are U.S. dollar based. Even though the second phase of the economic transformation law (known as Trole II), which was intended to bring significant tax and labor reform and a defined privatization program to increase inflows of foreign direct investment, was rejected by Congress, President Naboa used his veto powers to pass a tax reform package which allowed the International Monetary Fund ("IMF") to make a disbursement of its stand-by loan in the second quarter of 2001.

     Recently, the Ecuadorian Minister of Finance resigned amidst a corruption scandal, which has interrupted the government's negotiations with the IMF for a new stand-by loan. President Gustavo Naboa and his new Minister of Finance continue to aim for fiscal and debt goals necessary to satisfy IMF requirements and obtain the loan this year. However, no significant policymaking or structural reforms are expected for the remainder of the year as Ecuador prepares for elections during the fourth quarter of 2002.

     Fixed investments in Ecuador by certain oil and gas companies remain high as construction of the new heavy oil pipeline (the "OCP") continues to progress on schedule.

                                    PART II

                               OTHER INFORMATION

Item 1.       Legal Proceedings

              For information regarding legal proceedings, see the Company's Form 10-K for the year ended December 31, 2001.

Item 2.       Changes in Securities and Use of Proceeds

              not applicable

Item 3.       Defaults Upon Senior Securities

              not applicable

Item 4.       Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 14, 2002, in Tulsa, Oklahoma. At the Annual Meeting, the stockholders of the Company elected S. Craig George, Charles C. Stephenson, Jr. and Joseph D. Mahaffey as Class III Directors.

              There were present at the Annual Meeting, in person or by proxy, stockholders holding 56,293,475 shares of the Common Stock of the Company, or 89 percent of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

                                                                      Votes                        Broker
                                                       Votes        Against or                      Non-
                                                        For          Withheld      Abstentions     Votes
                                                      ----------    -----------    -----------     ------
                  Election of Directors:

                  S. Craig George                     42,980,168    13,313,307         -0-          -0-
                  Charles C. Stephenson, Jr.          42,723,972    13,569,503         -0-          -0-
                  Joseph E. Mahaffey                  50,297,706     5,995,769         -0-          -0-


Item 5.       Other Information

              A copy of the Company's press release dated August 7, 2002, announcing second quarter 2002 earnings results and revisions to 2002 capital budget and growth targets is attached as an exhibit hereto and incorporated herein by reference.

Item 6.       Exhibits and Reports on Form 8-K

              a)    Exhibits

                    The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

                    4.1 Indenture dated as of May 2, 2002, between JP Morgan Chase Bank, as Trustee, and the Company (filed as
                            Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-89182).

                    10.1 Credit Agreement dated as of May 2, 2002, among the Company, as Borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as agent, and the Syndication Agent and Co-Documentation Agents party thereto.

                    10.2 First Amendment to Credit Agreement dated as of May 24, 2002, among the Company, as Borrower, the Lenders party thereto, Bank of Montreal, as administrative agent, Deutsche Bank Trust Company Americas, as syndication agent, and Fleet National Bank, Societe Generale and The Bank of New York, as co-documentation agents.

                    10.3 Form of Restricted Stock Award Agreement under the Vintage Petroleum, Inc. 1990 Stock Plan.

                    99.1 Press release dated August 7, 2002, issued by the Company announcing second quarter 2002 earnings results and revisions to 2002 capital budget and growth targets.

                    99.2 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    99.3 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 b) Reports on Form 8-K

                    Form 8-K dated April 3, 2002, was filed on April 4, 2002, to report under Item 5 the execution of the first amendment to the Company's preferred share purchase rights agreement.

                    Form 8-K dated April 17, 2002, was filed on April 17, 2002, to report under Item 5 the pro forma combined statement of operations of the Company for the year ended December 31, 2001.

                    Form 8-K dated April 17, 2002, was filed on April 18, 2002, to report under Item 5 the Company's press release dated April 17, 2002, announcing the offering of $250 million of senior notes to be sold through a Rule 144A ofering.

                    Form 8-K dated April 26, 2002, was filed on April 26, 2002, to report under Item 5 the Company's press release dated April 26, 2002, announcing the sale of $350 million of senior notes.

                    Form 8-K dated June 17, 2002, was filed on June 17, 2002, to report under Item 5 the Company's press release dated June 17, 2002, announcing the signing of a definitive agreement to sell all of the Company's holdings in Trinidad and Tobago to Vermilion Resources Ltd. and the planned opening of a data rooms in the U.S. and U.K., initiating the sale process for the Company's oil and gas assets in Ecuador.

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




                                           VINTAGE PETROLEUM, INC.
                                           -----------------------
                                                (Registrant)




DATE: August 9, 2002                       \s\ Michael F. Meimerstorf
                                           ------------------------------------
                                           Michael F. Meimerstorf
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                 Exhibit Index

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number                                     Description

4.1 Indenture dated as of May 2, 2002, between JP Morgan Chase Bank, as Trustee, and the Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-89182).

10.1 Credit Agreement dated as of May 2, 2002, among the Company, as Borrower, and certain commercial lending institutions, as lenders, Bank of Montreal, as agent, and the Syndication Agent and Co-Documentation Agents party thereto.

10.2 First Amendment to Credit Agreement dated as of May 24, 2002, among the Company, as Borrower, the Lenders party thereto, Bank of Montreal, as administrative agent, Deutsche Bank Trust Company Americas, as syndication agent, and Fleet National Bank, Societe Generale and The Bank of New York, as co-documentation agents.

10.3 Form of Restricted Stock Award Agreement under the Vintage Petroleum, Inc. 1990 Stock Plan.

99.1 Press release dated August 7, 2002, issued by the Company announcing second quarter 2002 earnings results and revisions to 2002 capital budget and growth targets.

99.2 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.