Form 10-Q
period 2003-09-30
VINTAGE PETROLEUM INC
filed 2003-11-07
CIK 809428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common Stock, $.005 Par Value	64,267,824

VINTAGE PETROLEUM, INC.

FORM 10-Q

THREE MONTHS ENDED SEPTEMBER 30, 2003

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares

and per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,303	$9,259
Accounts receivable -
Oil and gas sales	92,422	90,267
Joint operations	7,714	9,542
Prepaids and other current assets	18,052	21,021
Assets of discontinued operations	—	86,174

Total current assets	260,491	216,263

PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties, successful efforts method	2,652,615	2,487,549
Oil and gas gathering systems and plants	22,767	20,588
Other	28,637	26,501

	2,704,019	2,534,638

Less accumulated depreciation, depletion and amortization	1,140,460	1,047,665

Total property, plant and equipment, net	1,563,559	1,486,973

GOODWILL	24,658	21,099

OTHER ASSETS, net	46,544	51,469

TOTAL ASSETS	$1,895,252	$1,775,804

See notes to unaudited consolidated financial statements.

VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except shares

and per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revenue payable	$26,691	$30,869
Accounts payable - trade	41,200	42,038
Current income taxes payable	23,328	18,722
Short-term debt	2,915	4,732
Derivative financial instruments payable	4,112	17,122
Other payables and accrued liabilities	76,411	54,281
Liabilities of discontinued operations	—	10,769

Total current liabilities	174,657	178,533

LONG-TERM DEBT	799,454	883,180

DEFERRED INCOME TAXES	148,441	137,015

LONG-TERM LIABILITY FOR ASSET RETIREMENT OBLIGATIONS	79,375	—

OTHER LONG-TERM LIABILITIES	2,812	6,084

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY, per accompanying statement:
Preferred stock, $.01 par, 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $.005 par, 160,000,000 shares authorized, 64,675,875 and 63,432,972 shares issued and 64,246,143 and 63,348,272 shares outstanding, respectively	323	317
Capital in excess of par value	336,365	326,510
Retained earnings	310,391	274,971
Accumulated other comprehensive income (loss)	53,124	(28,573)

	700,203	573,225

Less treasury stock, at cost, 429,732 and 84,700 shares, respectively	3,013	—
Less unamortized cost of restricted stock awards	6,677	2,233

Total stockholders’ equity	690,513	570,992

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,895,252	$1,775,804

See notes to unaudited consolidated financial statements.

VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Oil and gas sales	$156,864	$151,471	$502,043	$422,644
Gas marketing	21,830	15,482	81,491	45,215
Oil and gas gathering and processing	2,896	1,671	6,406	4,524
Gain (loss) on disposition of assets	170	(450)	(175)	17,259
Foreign currency exchange gain (loss)	1,108	(693)	(6,043)	3,408
Other income (expense)	488	(601)	2,443	592

Total revenues	183,356	166,880	586,165	493,642

COSTS AND EXPENSES:
Lease operating, including production and export taxes	55,937	50,248	164,467	151,005
Exploration costs	9,069	5,638	55,596	21,594
Gas marketing	21,184	15,192	79,607	43,937
Oil and gas gathering and processing	3,010	1,795	7,400	5,077
General and administrative	15,980	11,792	46,254	36,852
Depreciation, depletion and amortization	34,908	43,208	106,985	138,525
Impairment of producing oil and gas properties	1,443	—	14,014	—
Accretion	1,851	—	5,430	—
Interest	17,837	20,048	54,394	58,226
Loss on early extinguishment of debt	—	—	1,426	8,154

Total costs and expenses	161,219	147,921	535,573	463,370

Income from continuing operations before income taxes and cumulative effect of changes in accounting principles	22,137	18,959	50,592	30,272

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	6,865	7,210	37,697	19,004
Deferred	3,517	(2,987)	(12,891)	(17,996)

Total provision for income taxes	10,382	4,223	24,806	1,008

Income from continuing operations before cumulative effect of changes in accounting principles	11,755	14,736	25,786	29,264

INCOME FROM DISCONTINUED OPERATIONS, net of income taxes	—	16,959	10,844	19,241

Income before cumulative effect of changes in accounting principles	11,755	31,695	36,630	48,505

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, net of income tax provision of zero, zero, $4,104 and zero, respectively	—	—	7,119	(60,547)

NET INCOME (LOSS)	$11,755	$31,695	$43,749	$(12,042)

See notes to unaudited consolidated financial statements.

VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
BASIC INCOME (LOSS) PER SHARE:
Income from continuing operations before cumulative effect of changes in accounting principles	$0.18	$0.23	$0.40	$0.46
Income from discontinued operations	—	0.27	0.17	0.31

Income before cumulative effect of changes in accounting principles	0.18	0.50	0.57	0.77
Cumulative effect of changes in accounting principles	—	—	0.11	(0.96)

Net income (loss)	$0.18	$0.50	$0.68	$(0.19)

DILUTED INCOME (LOSS) PER SHARE:
Income from continuing operations before cumulative effect of changes in accounting principles	$0.18	$0.23	$0.40	$0.46
Income from discontinued operations	—	0.27	0.16	0.30

Income before cumulative effect of changes in accounting principles	0.18	0.50	0.56	0.76
Cumulative effect of changes in accounting principles	—	—	0.11	(0.95)

Net income (loss)	$0.18	$0.50	$0.67	$(0.19)

Weighted average common shares outstanding:
Basic	64,228	63,335	63,875	63,181

Diluted	65,978	63,977	65,344	63,661

See notes to unaudited consolidated financial statements.

VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(In thousands, except per share amounts)

(Unaudited)

	Common Stock		Treasury Stock		Capital in Excess of Par Value	Unamortized Restricted Stock Awards	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2002.	63,433	$317	85	$—	$326,510	$(2,233)	$274,971	$(28,573)	$570,992
Comprehensive income:
Net income	—	—	—	—	—	—	43,749	—	43,749
Foreign currency translation adjustment	—	—	—	—	—	—	—	73,965	73,965
Change in value of derivatives, net of tax	—	—	—	—	—	—	—	7,732	7,732

Total comprehensive income									125,446
Issuance of stock options	—	—	—	—	71	—	—	—	71
Exercise of stock options and resulting tax effects	137	1	—	—	1,121	—	—	—	1,122
Issuance of restricted stock	1,086	5	—	—	8,917	(8,922)	—	—	—
Amortization of restricted stock awards	—	—	—	—	608	3,863	—	—	4,471
Forfeiture of restricted stock awards	—	—	77	—	(862)	615	—	—	(247)
Vesting of restricted stock rights	20	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	268	(3,013)	—	—	—	—	(3,013)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	—	(8,329)	—	(8,329)

BALANCE AT SEPTEMBER 30, 2003	64,676	$323	430	$(3,013)	$336,365	$(6,677)	$310,391	$53,124	$690,513

See notes to unaudited consolidated financial statements.

VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,749	$(12,042)
Adjustments to reconcile net income (loss) to cash provided by operating activities -
Income from discontinued operations, net of tax	(10,844)	(19,241)
Cumulative effect of changes in accounting principles	(7,119)	60,547
Depreciation, depletion and amortization	106,985	138,525
Impairment of oil and gas properties	14,014	—
Accretion expense	5,430	—
Exploration costs	55,596	21,594
Benefit for deferred income taxes	(12,891)	(17,996)
Foreign currency exchange (gain) loss	6,043	(3,408)
(Gain) loss on dispositions of assets	175	(17,259)
Loss on early extinguishment of debt	1,426	8,154
Other non-cash items	6,167	190

	208,731	159,064
(Increase) decrease in receivables	3,819	(31,287)
Increase (decrease) in payables and accrued liabilities	(9,213)	11,331
Other working capital changes	(811)	8,342

Cash provided by continuing operations	202,526	147,450
Cash provided (used) by discontinued operations	(30,370)	8,310

Cash provided by operating activities	172,156	155,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures -
Oil and gas properties	(122,284)	(85,288)
Gathering systems and other	(3,232)	(4,253)
Proceeds from sale of oil and gas properties	56,833	22,856
Proceeds from sale of company, net of cash sold	116,107	39,601
Other	(4,286)	(1,684)

Cash provided (used) by investing activities - continuing operations	43,138	(28,768)
Cash provided (used) by investing activities - discontinued operations	10,309	(8,312)

Cash provided (used) by investing activities	53,447	(37,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,122	514
Purchase of treasury stock	(3,013)	—
Issuance of 8 1/4% Notes	—	350,000
Redemption of 9% Senior Subordinated Notes due 2005	(50,750)	(103,000)
Advances on revolving credit facility and other borrowings	115,400	208,827
Payments on revolving credit facility and other borrowings	(151,017)	(557,192)
Dividends paid	(7,971)	(6,952)
Other	—	(9,887)

Cash used by financing activities	(96,229)	(117,690)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,670	(2,481)

NET INCREASE IN CASH AND CASH EQUIVALENTS	133,044	(1,491)
CASH AND CASH EQUIVALENTS, beginning of period	9,259	6,359

CASH AND CASH EQUIVALENTS, end of period	$142,303	$4,868

See notes to unaudited consolidated financial statements.

VINTAGE PETROLEUM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 and 2002

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

Unproved leasehold costs are capitalized and reviewed periodically for impairment. Individual unproved properties whose acquisition costs are significant are assessed on a property-by-property basis, considering factors such as future drilling plans, future exploration plans and lease terms. For unproved properties whose acquisition costs are not individually significant, the amount of those properties’ impairment is determined by amortizing the properties in groups on the basis of the Company’s experience in similar situations and other information such as the primary lease terms, the average holding period of unproved properties and the relative proportion of such properties on which proved reserves have been found in the past. Costs related to impaired prospects are charged to exploration expense. Further impairment expense could result if oil and gas prices decline in the future or if downward reserve revisions are recorded on nearby properties, as it may not be economic to develop some of these unproved properties.

As of September 30, 2003, the Company had total unproved oil and gas property costs of approximately $74.0 million, consisting of undeveloped leasehold costs of $48.7 million, including $37.9 million in Canada, and unproved exploratory drilling costs of $25.3 million. Approximately $21.9 million of the total unproved costs are associated with the Company’s drilling program in Yemen. On October 15, 2003, the Republic of Yemen’s Ministry of Oil and Minerals approved the Company’s S-1 Damis block development plan for a term of 20 years. The 285,000 acre development area encompasses all of the Company’s currently capitalized costs in Yemen. As a result of this declaration of commerciality, on November 4, 2003, the Company was required to make a one-time payment of $1 million to the government of Yemen. In the second quarter of 2003, the Company recorded additional exploration expense of $23.7 million ($13.9 million net of tax) to fully impair its undeveloped leaseholds in the Northwest Territories. Future exploration expense and earnings may be impacted to the extent that the Company’s future exploration activities are unsuccessful in discovering commercial oil and gas reserves in sufficient quantities to recover its costs.

Costs of development dry holes and proved leaseholds are amortized on the unit-of-production method using proved reserves on a field basis. The depreciation of capitalized production equipment, drilling costs and asset retirement obligations is based on the unit-of-production method using proved developed reserves on a field basis.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). The Company was required to adopt this new standard beginning January 1, 2003. Through December 31, 2002, the Company accrued an estimate of future abandonment costs of wells and related facilities through its depreciation calculation and included the cumulative accrual in accumulated depreciation in accordance with the provisions of Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and industry practice. At December 31, 2002, approximately $54.6 million of accrued future abandonment costs were included in accumulated depreciation. The new standard requires that the Company record the discounted fair value of the retirement obligation as a liability at the time a well is drilled or acquired. The asset retirement obligations consist primarily of costs associated with the plugging and abandonment of oil and gas wells, site reclamation and facilities dismantlement. However, future abandonment liabilities were also recorded for other assets such as pipelines, processing plants and compressors. A corresponding amount is capitalized as part of the related property’s carrying amount. The discounted capitalized asset retirement cost is amortized to expense through the depreciation calculation over the estimated useful life of the asset based on proved developed reserves. The liability accretes over time with a charge to accretion expense. At January 1, 2003, and at September 30, 2003, there were no assets legally restricted for purposes of settling asset retirement obligations.

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

Subsequent to the implementation of SFAS 143, the Company recorded the following activity related to the liability (in thousands):

Initial liability for asset retirement obligations as of January 1, 2003	$83,040
New obligations for wells drilled during the nine months ended September 30, 2003	1,037
Obligations fulfilled during the nine months ended September 30, 2003	(1,561)
Reversal of liability for dispositions of assets	(689)
Accretion expense	5,430
Changes in foreign currency exchange rates	249

Liability for asset retirement obligations as of September 30, 2003	$87,506

Of the liability for asset retirement obligations balance at September 30, 2003, approximately $8.1 million is classified as current and included in “Other payables and accrued liabilities” in the accompanying balance sheet.

Had the provisions of SFAS 143 been applied in 2002, the liability for asset retirement obligations would have been $78.1 million at January 1, 2002, and $82.6 at September 30, 2002, and the Company’s net income (loss) and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss)	$31,695	$31,296	$(12,042)	$(17,390)

Income (loss) per share:
Basic	$0.50	$0.49	$(0.19)	$(0.28)
Diluted	$0.50	$0.49	$(0.19)	$(0.28)

The Company reviews its proved oil and gas properties for impairment on a field basis. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable from estimated future net revenues. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from production of total proved and risk-adjusted probable and possible oil and gas reserves over the economic life of the reserves, based on the Company’s expectations of future oil and gas prices and costs, consistent with price and cost assumptions used for acquisition evaluations. The Company recorded an impairment provision of $14.4 million related to its Canadian proved oil and gas properties in the nine months ended September 30, 2003. The Company recorded no impairment provisions related to its proved oil and gas properties during the first quarter of 2003 or the first nine months of 2002.

In estimating the future net revenues at September 30, 2003, to be used for impairment assessment, the Company assumed that current oil prices would return to more historical levels over a short period of time and that current gas prices would remain at the levels experienced in recent years. The Company assumed that operating costs would escalate annually beginning at current levels. Due to the volatility of oil and gas prices, it is possible that the Company’s assumptions regarding oil and gas prices may change in the future and may result in future impairment provisions.

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

The Company’s acquisition of Genesis was accounted for using the purchase method of accounting. The Company adopted SFAS 141 and SFAS 142 effective January 1, 2002, resulting in the elimination of goodwill amortization from statements of operations in future periods. Upon adoption, the Company recorded an impairment charge of $60.5 million related to the goodwill of its Canadian operations as a cumulative effect of a change in accounting principle in its statement of operations (see Note 5). The Company will assess the Canadian operation’s goodwill as of December 31 each year and will perform interim tests for goodwill impairment should an event occur or circumstances change that would, more likely than not, indicate a possible goodwill impairment. On December 31, 2002, the Company recorded an additional impairment charge of $76.4 million as an operating expense resulting from the annual assessment. No impairment charges related to goodwill were recorded in the first nine months of 2003.

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

For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on a derivative instrument is reported as a component of other comprehensive income and reclassified into sales revenue in the same period or periods during which the hedged forecasted transaction affects earnings. The effective portion is determined by comparing the cumulative change in fair value of the derivative to the cumulative change in the present value of the expected cash flows of the item being hedged. To the extent the cumulative change in the fair value of the derivative exceeds the cumulative change in the present value of expected cash flows, the excess, if any, is recognized currently in earnings. If the cumulative change in present value of the expected cash flows exceeds the change in fair value of the derivative, the difference is ignored. Changes in the fair value of derivative financial instruments that do not qualify for accounting treatment as hedges, if any, are recognized currently as “Other income (expense).” The cash flows from such agreements are included in operating activities in the consolidated statements of cash flows.

Statements of Cash Flows

During the nine month periods ended September 30, 2003 and 2002, the Company made cash payments for interest totaling $41.4 million and $35.2 million, respectively. Cash payments for U.S. income taxes of $41.1 million and $6.3 million were made during the first nine months of 2003 and 2002, respectively. The Company made cash payments for foreign income taxes of $40.2 million and $9.3 million, primarily in Argentina, during the first nine months of 2003 and 2002, respectively.

Earnings Per Share

Basic income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income per common share for all periods presented were computed assuming the exercise of all dilutive options, as determined by applying the treasury stock method.

For the three month periods ended September 30, 2003 and 2002, the Company had outstanding stock options for 871,400 and 3,367,200 additional shares of the Company’s common stock, respectively, with average exercise prices of $15.91 and $18.42, respectively, which were anti-dilutive. For the nine month periods ended September 30, 2003 and 2002, the Company had outstanding stock options for 916,400 and 4,123,962 additional shares of the Company’s common stock, respectively, with an average exercise price of $15.66 and $16.40, respectively, which were anti-dilutive. These shares will dilute basic earnings per share in the future, if exercised, and may impact diluted earnings per share in the future, depending on the market price of the Company’s common stock.

General and Administrative Expense

The Company receives fees for the operation of jointly-owned oil and gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $3.0 million and $4.4 million for the first nine months of 2003 and 2002, respectively, and approximately $0.8 and $1.7 million for the third quarters of 2003 and 2002, respectively.

Lease Operating Expense

On February 13, 2002, the Argentine government announced a 20 percent tax on oil exports, effective March 1, 2002, which is reflected in lease operating expenses. The tax is limited by law to a term of no more than five years. The 20 percent tax is applied on the sales value after the tax, thus the net effect is 16.7 percent.

Included in lease operating expenses are the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Argentine oil export taxes	$7,409	$6,510	$25,814	$17,124
Transportation and storage expenses	2,173	2,268	6,211	6,690
Gross production taxes	2,919	2,293	8,624	7,231

The Company had $14.0 million and $12.9 million of accrued lease operating expenses at September 30, 2003, and December 31, 2002, respectively, included in “Other payables and accrued liabilities” in the accompanying balance sheets.

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

International investments represent, and are expected to continue to represent, a significant portion of the Company’s business. For the first nine months of 2003, the Company’s operations in Argentina represented approximately 35 percent of the Company’s total revenues and as of September 30, 2003, represented approximately 28 percent of the Company’s total assets.

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

On January 6, 2002, the Argentine government abolished the one peso to one U.S. dollar legal exchange rate. On January 9, 2002, Decree 71 created a dual exchange market whereby foreign trade transactions were conducted at an official exchange rate of 1.4 pesos to one U.S. dollar and other transactions were conducted in a free floating exchange market. On February 8, 2002, Decree 260 unified the dual exchange markets and allowed the peso to float freely with the U.S. dollar. The exchange rate at September 30, 2003, was 2.91 pesos to one U.S. dollar compared to 3.38 pesos to one U.S. dollar at December 31, 2002.

On February 3, 2002, Decree 214 required certain contracts that were previously payable in U.S. dollars to be payable in pesos. Pursuant to an emergency law passed on January 10, 2002, U.S. dollar obligations between private parties due after January 6, 2002, were to be liquidated in pesos at a negotiated rate of exchange which reflects a sharing of the impact of the devaluation. The Company’s settlements in pesos of the existing U.S. dollar-denominated agreements were completed in the first half of 2002, thus future periods will not be impacted by this mandate. This government-mandated “equitable sharing” of the impact of the devaluation resulted in a reduction in domestic Argentine oil revenues for the first nine months of 2002 of approximately $8 million, or $0.95 per Argentine barrel produced, $0.53 per total continuing operations barrel produced or $0.50 per total Company barrel produced. The reduction of the Company’s Argentine lease operating costs, which were also reduced as a result of this mandate and the positive impact of devaluation on the Company’s peso-denominated costs, essentially offset the negative impact on Argentine oil revenues for the first nine months of 2002. A $0.9 million gain resulting from the involuntary conversion was recorded in January 2002. Absent the January 10, 2002, emergency law, the devaluation of the peso would have had no effect on the U.S. dollar-denominated payables and receivables at December 31, 2001.

The Company has evaluated the effect of the economic and political events in Argentina and the Company continues to believe that the facts and circumstances indicate that the U.S. dollar remains the functional currency of its Argentine operations.

Stock-based Compensation

The Company has two fixed stock-based compensation plans which reserve shares of common stock for issuance to key employees and directors. Prior to 2003, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Compensation for restricted stock awards is recorded over the vesting period of the awards. No stock-based employee compensation cost related to stock options is reflected in 2002 net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the grant date. During the third quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), effective as of January 1, 2003. The Company adopted these provisions prospectively to all employee awards granted, modified, or settled after January 1, 2003. The effect on the first and second quarters of 2003 was immaterial. Stock option awards under the Company’s plans generally vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income (loss) for 2002 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Stock-based compensation expense - as reported	$1,861	$319	$4,295	$696
Stock-based compensation expense - pro forma	1,974	1,354	5,031	4,108
Net income (loss) - as reported	11,755	31,695	43,749	(12,042)
Net income (loss) - pro forma	11,684	30,941	43,246	(14,507)
Income (loss) per share - as reported:
Basic	0.18	0.50	0.68	(0.19)
Diluted	0.18	0.50	0.67	(0.19)
Income (loss) per share - pro forma:
Basic	0.18	0.49	0.67	(0.23)
Diluted	0.18	0.48	0.66	(0.23)

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$11,755	$31,695	$43,749	$(12,042)
Foreign currency translation adjustments	(1,733)	(29,847)	73,965	1,585
Changes in value of derivatives, net of tax	10,541	(6,132)	7,732	(9,379)

Comprehensive income (loss)	$20,563	$(4,284)	$125,446	$(19,836)

The foreign currency translation adjustments shown above relate entirely to the translation of the financial statements of the Company’s Canadian operating subsidiary from its functional currency, the Canadian dollar, to the Company’s reporting currency, the U.S. dollar.

The changes in the value of derivatives, net of tax, consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Unrealized gain (loss) during the period	$13,384	$(10,815)	$(1,320)	$(18,841)
Reclassification adjustment for losses included in net income (loss)	3,332	287	14,249	3,048

	16,716	(10,528)	12,929	(15,793)
Income tax (provision) benefit	(6,175)	4,396	(5,197)	6,414

Changes in value of derivatives, net of tax	$10,541	$(6,132)	$7,732	$(9,379)

The accumulated balance for each item in accumulated other comprehensive income (loss) is as follows (in thousands):

	September 30,
	2003	2002
Foreign currency translation adjustments	$54,308	$(23,038)
Changes in value of derivatives, net of tax	(1,184)	(6,388)

	$53,124	$(29,426)

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

3. LONG-TERM DEBT

Long-term debt at September 30, 2003, and December 31, 2002, consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Revolving credit facility	$—	$33,800
8 1/4% Senior Notes due 2012	350,000	350,000
Senior Subordinated Notes:
9% Notes due 2005, less unamortized discount	—	49,958
8 5/8% Notes due 2009, less unamortized discount	99,513	99,484
9 3/4% Notes due 2009	150,000	150,000
7 7/8% Notes due 2011, less unamortized discount	199,941	199,938

	$799,454	$883,180

During the first quarter of 2003, the Company advanced funds under the revolving credit facility to redeem the remainder of the 9% Notes due 2005. As a result, the Company was required to expense certain associated deferred financing costs and discounts. This $0.7 million non-cash charge and a $0.7 million cash charge for the call premium on the redemption of the remaining 9% Notes resulted in a one-time charge of approximately $1.4 million ($0.9 million net of tax). Subsequently, a portion of the proceeds from the January 2003 sale of the Company’s operations in Ecuador was used to repay the entire outstanding balance under the revolving credit facility. At September 30, 2003, the unused availability under the revolving credit facility was $299.1 million, considering outstanding letters of credit of $0.9 million.

On October 2, 2003, the Company redeemed the entire $100 million principal balance of the 8 5/8% Notes due 2009 with cash provided by advances under the revolving credit facility. As a result, the Company was required to expense certain associated deferred financing costs and discounts. This $2.3 million non-cash charge and a $3.2 million cash charge for the call premium resulted in a one-time charge of approximately $5.5 million ($3.4 million net of tax) that the Company will record in the fourth quarter of 2003.

The revolving credit facility matures in 2005. All of the Company’s other outstanding debt matures in 2009 or later. The Company had $23.6 million and $11.7 million of accrued interest payable related to its long-term debt at September 30, 2003, and December 31, 2002, respectively, included in “Other payables and accrued liabilities” in the accompanying balance sheets.

4. CAPITAL STOCK

On February 20, 2003, pursuant to the terms of an offer to exchange, the Company accepted for exchange options to purchase 2,118,000 shares of its common stock, representing approximately 95.1 percent of the 2,227,500 options that were eligible to be tendered in the offer. The options exchanged had exercise prices ranging from $19.28 to $21.81 per share. In accordance with the terms of the offer to exchange, the Company granted restricted stock and restricted stock rights, both of which vest over a three-year period, representing an aggregate of 562,840 shares of its common stock in exchange for the tendered options. Restricted stock award compensation expense of approximately $5.5 million (based on the stock price on the date of grant) will be amortized over the vesting periods.

In addition to the offer to exchange discussed above, in the first nine months of 2003 the Company has granted restricted stock and restricted stock rights representing an aggregate of 416,200 shares of its common stock, net of forfeitures. The restricted stock and restricted stock rights generally vest over a three-year period. The related restricted stock compensation expense, net of forfeitures, of $4.3 million (based on the stock price on the date of grant) is being amortized over the vesting periods.

In addition to the restricted stock discussed above, in the third quarter of 2003 the Company granted 200,000 shares of restricted stock to certain senior executives of the Company. These restricted shares will vest on the later of one year from the date of grant or when the Company’s common stock price has closed at $15.00 per share or higher for 45 consecutive trading days. These restricted stock awards will be forfeited in three years if not vested by that date. The Company will record compensation expense when the stock price criterion has been met.

The Company declared cash dividends of $0.13 and $0.115 per share for the nine months ended September 30, 2003 and 2002, respectively, and $0.045 and $0.04 per share for the three months ended September 30, 2003 and 2002, respectively.

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

The Company has no intangible assets other than the goodwill of its Canadian operations, which had a net book value of $24.7 million as of September 30, 2003. The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 and 2002, are as follows (in thousands):

	Nine Months Ended September 30,
	2003	2002
Balance, beginning of period	$21,099	$156,990
Impairment	—	(60,547)
Changes in foreign currency exchange rates	3,559	418

Balance, end of period	$24,658	$96,861

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

6. COMMITMENTS AND CONTINGENCIES

The Company had approximately $0.9 million in letters of credit outstanding at September 30, 2003. These letters of credit relate primarily to bonding requirements of various state regulatory agencies in the U.S. for oil and gas operations. The Company’s availability under its revolving credit facility is reduced by the outstanding letters of credit.

The Company has entered into certain firm gas transportation and compression agreements in Bolivia whereby the Company has committed to transport and compress certain volumes of gas at established government-regulated fees. While these fees are not fixed, they are government-regulated and therefore, the Company believes the risk of significant fluctuations is minimal. The Company entered into these arrangements to ensure its access to gas markets and currently expects to produce sufficient volumes to utilize all of the contracted transportation and compression capacity under these arrangements. Based on the current fee level, these commitments total approximately $0.7 million for the remainder of 2003, $1.4 million in 2004 and $0.3 million in each of the years 2005 through 2009.

The Company has future minimum long-term electric power purchase commitments in Argentina of $0.4 million for the remainder of 2003, $3.6 million in 2004, $3.6 million in 2005 and $8.1 million in 2006.

The Company was committed to perform a certain number of work units in the Chaco concession in Bolivia. The Company fulfilled this commitment by performing exploration work in the first half of 2003 and the $6.5 million associated letter of credit has now been released.

7. PRICE RISK MANAGEMENT

The Company periodically uses hedges to reduce the impact of oil and natural gas price fluctuations on its operating results and cash flows. The Company participated in oil hedges covering approximately 3.5 million barrels and gas hedges covering approximately 15.0 million MMBtu (millions of British thermal units) in the first nine months of 2003. For the nine months ended September 30, 2003, the impact of the oil hedges decreased the Company’s U.S. average oil price by $2.94 to $25.38 per barrel, increased its Canada average oil price by $0.16 to $28.18 per barrel, decreased its average oil price from continuing operations by $1.03 to $26.03 per barrel and decreased its overall average oil price by $1.02 to $26.03 per barrel. For the nine months ended September 30, 2003, the impact of the gas hedges decreased the Company’s U.S. average gas price by $0.73 to $4.26 per Mcf (thousand cubic feet), decreased its Canada average gas price by $0.48 to $4.35 per Mcf and decreased its overall average gas price by $0.45 to $3.44 per Mcf.

At September 30, 2003, the Company was a party to oil price swap agreements for various periods of the remainder of 2003 covering approximately 1.4 million barrels. The U.S. portion of the oil price swap agreements, approximately 1.3 million barrels, is at a weighted average NYMEX reference price of $26.39 per barrel. The Canadian portion of the oil price swap agreements, approximately 100,000 barrels, is at a weighted average NYMEX reference price of 42.91 Canadian dollars per barrel. At September 30, 2003, the Company was also a party to oil price swap agreements for various periods of the first quarter of 2004 covering 364,000 barrels at a weighted average NYMEX reference price of $28.99 per barrel.

At September 30, 2003, the Company was also a party to gas price swap agreements for various periods of the remainder of 2003 covering approximately 5.1 million MMBtu. The U.S. portion of the gas price swap agreements, approximately 2.8 million MMBtu, is at a weighted average NYMEX reference price of $4.04 per MMBtu. The Canadian portion of the gas price swap agreements, approximately 2.3 million MMBtu, is at a weighted average NYMEX reference price of 6.64 Canadian dollars per MMBtu. Additionally, the Company has entered into basis swap agreements for approximately 2.1 million MMBtu of its U.S. gas production covered by the gas price swap agreements. These basis swaps establish a differential between the NYMEX reference price and the various delivery points at levels that are comparable to the historical differentials received by the Company.

At September 30, 2003, the Company had a derivative financial instrument payable of $4.1 million related to cash flow hedges in place for anticipated 2003 and 2004 production. Subsequent to September 30, 2003, the Company entered into additional oil price swap agreements for various periods of 2004 and 2005 for approximately 3.1 million barrels at a weighted average NYMEX reference price of $27.55 per barrel. The Company did not discontinue any hedges because of the probability that the original forecasted transaction would not occur. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

8. INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to the effective rate for continuing operations is as follows:

	Nine Months Ended September 30,
	2003	2002
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state income tax (net of federal tax benefit)	0.9	(1.1)
Foreign operations	13.1	(27.3)
Other	—	(3.3)

	49.0%	3.3%

The impact of foreign operations for the first nine months of 2002 is primarily the result of the Company’s Canadian operating loss being benefitted at a higher statutory tax rate and the favorable Argentine tax impact of the devaluation of the Argentine peso.

The impact of foreign operations for the first nine months of 2003 is primarily the unfavorable Argentine tax impact of the strengthening of the peso in the first nine months of 2003 and the negative impact of the resource allowance deduction and foreign currency exchange gains realized for income tax purposes related to the Company’s Canadian operations..

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

In accordance with the rules established by SFAS 144, the Company’s operations in Trinidad and Ecuador, along with the gains on the sales of the operations in Trinidad and Ecuador, are accounted for as discontinued operations in the accompanying consolidated financial statements.

Following is summarized financial information for the Company’s Trinidad operations (in thousands):

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Loss from discontinued operations	$(2)	$(711)
Deferred tax benefit	—	(253)

Net operating loss from discontinued operations	(2)	(458)
Gain on sale of Trinidad operations, net of $16,939 income tax expense	14,943	14,943

Income from discontinued operations, net of tax	$14,941	$14,485

Following is summarized financial information for the Company’s operations in Ecuador (in thousands):

	Nine Months Ended September 30,
	2003	2002
Income from discontinued operations	$1,812	$6,350
Deferred tax expense	459	1,595

Net operating income from discontinued operations	1,353	4,755
Gain on sale of operations in Ecuador, net of $37,767 income tax expense	9,491	—

Income from discontinued operations, net of tax	$10,844	$4,755

	Three Months Ended September 30, 2002
Income from discontinued operations	$2,698
Deferred tax expense	680

Income from discontinued operations, net of tax	$2,018

	December 31, 2002
Current assets	$19,365
Property, plant and equipment, net	58,968
Other assets, net	2,676
Deferred income tax asset	5,165

Assets of discontinued operations	$86,174

Current liabilities of discontinued operations	$10,769

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

Operations in the gathering/plant and gas marketing segments are in the United States. The Company operates in the oil and gas exploration and production industry in the United States, Canada, South America, Yemen and Italy. The financial information related to the Company’s discontinued operations in Trinidad and Ecuador has been excluded in all periods presented (see Note 9), except for total assets at the end of September 30, 2002. Summarized financial information for the Company’s reportable segments for the nine month and three month periods ended September 30, 2003 and 2002, is shown in the following tables (in thousands):

	Exploration and Production
	U.S.	Canada	Argentina	Bolivia	Other Foreign
Nine Months Ended September 30, 2003
Revenues from external customers	$194,202	$92,185	$205,046	$10,435	$—
Intersegment revenues	—	—	—	—	—
Depreciation, depletion and amortization expense	28,298	41,222	32,032	2,059	—
Segment operating income (loss)	85,544	(31,711)	106,744	3,790	(5,617)
Total assets	457,726	569,445	531,857	120,999	22,835
Capital investments	54,671	22,006	37,778	1,523	11,662
Long-lived assets	427,710	549,141	481,952	92,316	22,031

	Gathering/ Plant	Gas Marketing	Corporate	Total
Nine Months Ended September 30, 2003
Revenues from external customers	$6,406	$81,491	$(3,600)	$586,165
Intersegment revenues	—	824	—	824
Depreciation, depletion and amortization expense	801	—	2,573	106,985
Segment operating income (loss)	(1,795)	1,884	(6,173)	152,666
Total assets	12,181	10,111	170,098	1,895,252
Capital investments	1,495	—	2,136	131,271
Long-lived assets	9,453	—	5,614	1,588,217

	Exploration and Production
	U.S.	Canada	Argentina	Bolivia	Other Foreign
Nine Months Ended September 30, 2002
Revenues from external customers	$177,458	$81,715	$171,607	$9,123	$—
Intersegment revenues	—	—	—	—	—
Depreciation, depletion and amortization expense	40,232	56,400	35,765	2,770	—
Segment operating income (loss)	64,935	(83,144)	88,310	3,160	(1,671)
Total assets	444,669	733,386	513,196	117,792	22,455
Capital investments	19,505	44,941	14,135	2,257	3,177
Long-lived assets	410,393	712,184	454,633	93,004	21,968

	Gathering/ Plant	Gas Marketing	Corporate	Total
Nine Months Ended September 30, 2002
Revenues from external customers	$4,524	$45,215	$4,000	$493,642
Intersegment revenues	—	652	—	652
Depreciation, depletion and amortization expense	1,140	—	2,218	138,525
Segment operating income (loss)	(1,692)	1,277	1,782	72,957
Total assets	10,666	9,966	124,485	1,976,615
Capital investments	1,668	—	966	86,649
Long-lived assets	7,999	—	6,541	1,706,722

	Exploration and Production
	U.S.	Canada	Argentina	Bolivia	Other Foreign
Three Months Ended September 30, 2003
Revenues from external customers	$61,043	$26,482	$66,218	$3,292	$—
Intersegment revenues	—	—	—	—	—
Depreciation, depletion and amortization expense	8,438	13,409	11,152	629	—
Segment operating income (loss)	24,536	(1,211)	33,211	1,488	(2,917)
Total assets	457,726	569,445	531,857	120,999	22,835
Capital investments	21,772	7,013	18,157	104	2,919
Long-lived assets	427,710	549,141	481,952	92,316	22,031

	Gathering/ Plant	Gas Marketing	Corporate	Total
Three Months Ended September 30, 2003
Revenues from external customers	$2,896	$21,830	$1,595	$183,356
Intersegment revenues	—	198	—	198
Depreciation, depletion and amortization expense	455	—	825	34,908
Segment operating income (loss)	(568)	645	770	55,954
Total assets	12,181	10,111	170,098	1,895,252
Capital investments	44	—	967	50,976
Long-lived assets	9,453	—	5,614	1,588,217

	Exploration and Production
	U.S.	Canada	Argentina	Bolivia	Other Foreign
Three Months Ended September 30, 2002
Revenues from external customers	$55,177	$26,423	$66,475	$2,947	$—
Intersegment revenues	—	—	—	—	—
Depreciation, depletion and amortization expense	11,569	18,400	11,108	827	—
Segment operating income (loss)	21,140	(6,342)	38,898	1,044	(1,510)
Total assets	444,669	733,386	513,196	117,792	22,455
Capital investments	5,276	10,659	1,669	1,145	2,434
Long-lived assets	410,393	712,184	454,633	93,004	21,968

	Gathering/ Plant	Gas Marketing	Corporate	Total
Three Months Ended September 30, 2002
Revenues from external customers	$1,671	$15,482	$(1,295)	$166,880
Intersegment revenues	—	197	—	197
Depreciation, depletion and amortization expense	551	—	753	43,208
Segment operating income (loss)	(674)	290	(2,047)	50,799
Total assets	10,666	9,966	124,485	1,976,615
Capital investments	1,668	—	94	22,945
Long-lived assets	7,999	—	6,541	1,706,722

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s results of operations have been significantly affected by its success in acquiring oil and gas properties and its ability to maintain or increase production through its exploitation and exploration activities. Dispositions of producing oil and gas properties during 2002 and 2003 affect the comparability of operating data for the periods presented in the tables below. Fluctuations in oil and gas prices and substantially curtailed capital expenditure levels in 2002 have also significantly affected the Company’s results. Production from continuing operations for the first nine months of 2003 of 20.8 million BOE is consistent with the Company’s expectations. The anticipated decline from 24.0 million BOE for the first nine months of 2002 was attributable to U.S. property divestitures in June 2002 and March 2003, Canadian property divestitures in June and July 2003, natural production declines and the effects of substantially curtailed capital expenditures in 2002 which resulted in significantly lower production levels at the beginning of 2003. Capital expenditures in 2002 were limited to $129.7 million, or approximately 54 percent of cash flow provided by operating activities, as a result of the Company’s decisions to use a portion of cash flow and proceeds from asset sales to execute its debt reduction program during 2002 and early 2003. The following table reflects the Company’s oil and gas production and its average oil and gas sales prices for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Production:
Oil (MBbls) -
U.S.	1,584	1,618	4,753	5,193
Canada	274	449	945	1,429
Argentina (a)	2,641	2,607	7,705	8,442
Bolivia (b)	22	23	62	94
Continuing operations	4,521	4,697	13,465	15,158
Ecuador	—	251	114	797
Total	4,521	4,948	13,579	15,955

Gas (MMcf) -
U.S.	5,458	6,260	17,435	18,740
Canada	4,583	7,404	14,945	22,810
Argentina	2,612	2,715	7,203	6,682
Bolivia	1,438	1,505	4,491	4,850
Total	14,091	17,884	44,074	53,082

MBOE from continuing operations	6,870	7,678	20,811	24,005
Total MBOE	6,870	7,929	20,925	24,802

(a)	Production for Argentina for the three months ended September 30, 2003 and 2002, and for the nine months ended September 30, 2003 and 2002, before the impact of changes in inventories was 2,571 MBbls, 2,602 MBbls, 7,626 MBbls and 8,220 MBbls, respectively.
(b)	Production for Bolivia for the three months ended September 30, 2003 and 2002, and for the nine months ended September 30, 2003 and 2002, before the impact of changes in inventories was 19 MBbls, 23 MBbls, 60 MBbls and 73 MBbls, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Average Sales Price (including impact of hedges):

Oil (per Bbl) -
U.S.	$25.14	$23.97	$25.38	$21.27
Canada	27.26	24.01	28.18	21.23
Argentina	24.60	25.13	26.19	20.03	(a)
Bolivia	22.33	22.11	22.70	20.37
Continuing operations	24.94	24.61	26.03	20.57	(a)
Ecuador	—	22.60	26.87	19.61
Total	24.94	24.51	26.03	20.53	(a)

Gas (per Mcf) -
U.S.	$3.89	$2.69	$4.26	$2.65
Canada	4.11	2.11	4.35	2.25
Argentina	0.48	0.35	0.45	0.37
Bolivia	1.95	1.62	2.01	1.48
Total	3.13	2.01	3.44	2.09

Average Sales Price (excluding impact of hedges):

Oil (per Bbl) -
U.S.	$27.85	$25.30	$28.32	$21.86
Canada	26.61	23.46	28.02	21.06
Argentina	24.60	25.13	26.19	20.13	(a)
Bolivia	22.33	22.11	22.70	20.37
Continuing operations	25.85	24.20	27.06	20.81	(a)
Ecuador	—	22.60	26.87	19.61
Total	25.85	24.90	27.05	20.76	(a)

Gas (per Mcf) -
U.S.	$4.45	$2.80	$4.99	$2.75
Canada	4.26	1.96	4.83	2.24
Argentina	0.48	0.35	0.45	0.37
Bolivia	1.95	1.62	2.01	1.48
Total	3.40	1.98	3.89	2.12

(a)	Reflects the impact of the one-time government-mandated forced settlement of domestic Argentine oil sales, which decreased the amounts for Argentina, total continuing operations and total average oil prices per Bbl for the nine months ended September 30, 2002, by $0.95, $0.53 and $0.50, respectively.

Beginning October 26, 2003, a portion of the Company’s oil and gas production in Ventura County, California has been shut-in as a result of fires in the area. The Company’s net production has been temporarily decreased by approximately 2,400 barrels of oil per day and 6.4 million cubic feet of gas per day (approximately 3,500 BOE per day). The Company expects these impacted wells to be returned to production area by area as necessary repairs are made and electric power service is restored over the next few months.

Oil Prices

Average U.S. and Canadian oil prices received by the Company fluctuate generally with changes in the NYMEX reference price for oil. The Company’s oil production in Argentina is sold at West Texas Intermediate spot prices as quoted on the Platt’s Crude Oil Marketwire (approximately equal to the NYMEX reference price) less a specified differential. During the first nine months of 2003, the Company experienced a 27 percent increase in its average oil price, including the impact of hedging activities (30 percent increase excluding hedging activities), compared to the same period in 2002. The Company’s realized average oil price for the first nine months of 2003 before hedges increased to 84 percent of the NYMEX reference price compared to 81 percent for the same period in 2002. This increase in realizations is primarily a result of the impact of the one-time government-mandated forced settlement of domestic Argentine oil sales in 2002 and the sale of the Company’s heavy oil assets in June 2002. These heavy oil assets generally realized lower prices relative to NYMEX than the Company’s other oil production.

As discussed in Note 2 to the Company’s unaudited consolidated financial statements included elsewhere in this Form 10-Q, the Argentine government took actions which, in effect, caused the devaluation of the peso in early December 2001 and, in January 2002, enacted an emergency law that required certain contracts that were previously payable in U.S. dollars to be payable in pesos. Subsequently, on February 13, 2002, the Argentine government announced a 20 percent tax on oil exports, effective March 1, 2002. The tax of 20 percent is applied on the sales value after the tax, thus the net effect is 16.7 percent and is included in lease operating expenses in the Company’s statement of operations. The tax is limited by law to a term of no more than five years. For additional information, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency and Operations Risk” included elsewhere in this Form 10-Q. Domestic Argentine oil sales, while valued in U.S. dollars, are now being paid in pesos. Export oil sales continue to be valued and paid in U.S. dollars.

The Company historically exports approximately 70 percent of its Argentine oil production. However, the Company has elected to temporarily reduce the export percentage during the fourth quarter of 2003 to 37 percent. The Company believes that export tax has continued to have the effect of decreasing all future Argentine oil revenues, not only export revenues, by the tax rate for the duration of the tax. The U.S. dollar equivalent value for domestic Argentine oil sales, now paid in pesos, has generally moved to parity with the U.S. dollar-denominated export values, net of the export tax. The adverse impact of this tax is partially offset by the net cost savings from the devaluation of the peso on peso-denominated costs and is further reduced by the Argentine income tax savings related to deducting the impact of the export tax. The export tax is not deducted in the calculation of royalty payments.

Beginning in 2003, at the Argentine government’s request, crude oil producers and refiners agreed to limit amounts payable for domestic sales to a maximum $28.50 per barrel. The producers and refiners further agreed that the difference between the actual price and the maximum price would be payable once actual prices fall below the maximum, however, the refiners have no obligation to pay producers for sales values that exceed $36.00 per barrel. The debt payable under the agreement accrues interest at rates of seven to eight percent. The total debt will be collected by invoicing future deliveries at $28.50 per barrel after actual prices fall below the maximum price. This agreement has been extended to September 30, 2003, and the Company believes that it will be further extended to December 31, 2003, during the coming weeks.

The Company sold approximately 987,000 net Bbls of its Argentine oil production under this agreement in the first nine months of 2003. The Company has not recorded revenue nor a receivable for any amounts above the $28.50 per barrel maximum that have not yet been received. Repayments received from refiners will be recorded as revenues when received.

During both the first nine months of 2003 and 2002, the Company participated in oil hedges covering approximately 3.5 MMBbls. The impacts of these oil hedges on the Company’s average oil prices are reflected in the preceding tables.

Gas Prices

Average U.S. gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company’s gas in Canada is generally sold at spot market prices as reflected by the AECO gas price index. Most of the Company’s Bolivian gas production is sold at average prices tied to a long-term contract under which the base price is adjusted for changes in specified fuel oil indexes. The Company’s Argentine gas is sold under spot contracts of varying lengths, which, as a result of the emergency law enacted in January 2002, are now paid in pesos. This has initially resulted in a decrease in sales revenue value when converted to U.S. dollars due to the devaluation of the peso and current market conditions. This value may improve over time as domestic Argentine gas drilling declines and market conditions improve. The Company’s total average gas price for the first nine months of 2003, including the impact of hedging activities, was 65 percent higher (83 percent higher excluding hedging activities) than the same period of 2002.

The Company participated in gas hedges covering approximately 15.0 million MMBtu and 10.9 million MMBtu during the first nine months of 2003 and 2002, respectively. The impacts of these gas hedges on the Company’s average gas prices are reflected in the preceding tables.

Future Period Hedges

The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company has entered into oil price swap agreements for various periods of the remainder of 2003 covering approximately 1.4 million barrels. The U.S. portion of the oil price swap agreements, approximately 1.3 million barrels, is at a weighted average NYMEX reference price of $26.39 per barrel. The Canadian portion of the oil price swap agreements is at a weighted average NYMEX reference price of 42.91 Canadian dollars per barrel. The Company is also a party to oil price swap agreements for various periods of 2004 and 2005 covering approximately 3.5 million barrels at a weighted average NYMEX reference price of $27.70 per barrel. The Company has also entered into gas price swap agreements for various periods of the remainder of 2003 covering approximately 5.1 million MMBtu. The U.S. portion of the gas price swap agreements, approximately 2.8 million MMBtu, is at a weighted average NYMEX reference price of $4.04 per MMBtu. The Canadian portion of the gas price swap agreements, approximately 2.3 million MMBtu, is at a weighted average NYMEX reference price of 6.64 Canadian dollars per MMBtu. Additionally, the Company has entered into basis swap agreements for approximately 2.1 million MMBtu of its U.S. gas production covered by the gas price swap agreements. These basis swaps establish a differential between the NYMEX reference price and the various delivery points at levels that are comparable to the historical differentials received by the Company.

The counter parties to the Company’s current hedging agreements are commercial or investment banks. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

Relatively modest changes in either oil or gas prices significantly impact the Company’s results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company’s average realized prices may be reduced from time to time based on the level of the Company’s hedging activities. Based on the oil production from continuing operations for the first nine months of 2003, a change in the average oil price realized, before hedges, by the Company of $1.00 per Bbl would result in a change in net income and cash flow before income taxes on an annual basis of approximately $10.1 million and $16.0 million, respectively. A 10 cent per Mcf change in the average price realized, before hedges, by the Company would result in a change in net income and cash flow before income taxes on an annual basis of approximately $3.6 million and $5.8 million, respectively, based on gas production for the first nine months of 2003.

Period to Period Comparison

The period to period comparisons presented below are significantly affected by dispositions made by the Company during the periods. On July 30, 2002, the Company completed the sale of its operations in Trinidad. The Company received $40 million in cash and recorded a gain of approximately $31.9 million ($14.9 million after income taxes). On January 31, 2003, the Company completed the sale of its operations in Ecuador. The Company received $137.4 million in cash and recorded a gain of approximately $47.3 million ($9.5 million after income taxes), subject to post-closing adjustments. In accordance with the rules established by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s operations in Trinidad and Ecuador, along with the gains on the sales of Trinidad and Ecuador, are accounted for as discontinued operations in the Company’s consolidated financial statements. Accordingly, the revenues and operating expenses discussed below exclude the results related to the Company’s operations in Ecuador and Trinidad for all periods.

Three months ended September 30, 2003, compared to three months ended September 30, 2002

The Company reported net income of $11.8 million for the quarter ended September 30, 2003, compared to net income of $31.7 million for the same period in 2002. Net income for the three months ended September 30, 2003, included:

•	non-cash charges of $1.4 million ($0.8 million net of tax) for the impairment of certain producing oil and gas properties in Canada and $1.8 million ($1.1 million net of tax) for the impairment of certain exploration acreage;

•	foreign currency exchange gains of $1.1 million; and

•	a gain on disposition of assets of $0.2 million ($0.1 million net of tax).

Net income for the third quarter of 2002 included:

•	a non-cash charge of $1.7 million ($1.0 million net of tax) for the impairment of certain exploration acreage;

•	foreign currency exchange losses of $0.7 million;

•	a net loss on dispositions of assets of $0.5 million ($0.3 million net of tax); and

•	income from discontinued operations of $34.6 million ($17.0 million net of tax).

Oil and gas sales increased $5.4 million (four percent), to $156.9 million for the third quarter of 2003 from $151.5 million for the third quarter of 2002. Gas revenues increased by $8.2 million (23 percent) primarily as a result of a 56 percent increase in average gas prices, which more than offset a 21 percent decrease in gas production. Oil revenues decreased by $2.8 million (two percent) as a result of a four percent decrease in oil production from continuing operations, slightly offset by a one percent increase in average oil prices. Production from continuing operations on an equivalent barrel basis decreased 11 percent resulting from the Company’s property divestitures made in the United States and Canada in 2003, natural production declines and the effects of substantially curtailed capital expenditures in 2002 which resulted in significantly lower production levels at the beginning of 2003. Capital expenditures in 2002 were limited to $129.7 million, or approximately 54 percent of cash flow provided by operating activities, as a result of the Company’s decision to use a portion of cash flow and proceeds from asset sales to execute its debt reduction program during 2002.

Revenues and expenses for gas marketing increased significantly from the third quarter of 2002 to the third quarter of 2003 primarily due to an increase in U.S. gas prices.

As discussed in Note 2 to the Company’s unaudited consolidated financial statements included elsewhere in this Form 10-Q, the Argentine government took actions which, in effect, caused the devaluation of the peso in early December 2001. The translation of peso-denominated balances at September 30, 2002, and peso-denominated transactions during the three months ended September 30, 2002, resulted in a foreign currency exchange loss of $0.7 million on the statement of operations. The translation of peso-denominated balances at September 30, 2003, and peso-denominated transactions for the quarter ended September 30, 2003, resulted in a foreign currency exchange gain of $0.9 million. This gain resulted from a slight weakening of the peso from a rate of 2.82 pesos to one U.S. dollar at June 30, 2003, to a rate of 2.91 pesos to one U.S. dollar at September 30, 2003.

Lease operating expenses, including production and export taxes, increased $5.7 million (11 percent), to $55.9 million for the third quarter of 2003 from $50.2 million for the third quarter of 2002. The increase in lease operating expenses was primarily the result of Argentine peso inflation and the strengthening of the Argentine peso relative to the U.S. dollar as compared to the third quarter of 2002. Increases in severance taxes and Argentine crude oil export taxes also resulted in increases in lease operating expenses. On an equivalent barrel basis, lease operating expenses increased 24 percent from $6.54 ($5.70 excluding Argentina export taxes) for the third quarter of 2002 to $8.14 ($7.06 excluding Argentina export taxes) for the third quarter of 2003 as a result of the higher costs and lower production.

Exploration costs increased by $3.5 million (61 percent) to $9.1 million for the third quarter of 2003 from $5.6 million for the third quarter of 2002. During the third quarter of 2003, the Company’s exploration costs consisted of $5.1 million for seismic and other geological and geophysical costs and $4.0 million for leasehold impairments and unsuccessful exploratory drilling. Exploration expenses for the third quarter of 2002 consisted of $4.2 million for unsuccessful exploratory drilling and leasehold impairments and $1.4 million for seismic and other geological and geophysical costs.

General and administrative expenses increased $4.2 million (36 percent), to $16.0 million for the third quarter of 2003 from $11.8 million for the third quarter of 2002. Expenses increased primarily due to expenses related to restricted stock awards (a non-cash charge), Argentine asset taxes and cash bonuses in the third quarter of 2003 with no comparable amounts in the third quarter of 2002. These increases, along with an 11 percent decline in production on an equivalent barrel basis, increased the Company’s general and administrative expenses per equivalent barrel produced from $1.54 for the third quarter of 2002 to $2.33 for the third quarter of 2003.

Depreciation, depletion and amortization decreased $8.3 million (19 percent), to $34.9 million for the third quarter of 2003 from $43.2 million for the third quarter of 2002. The Company’s average oil and gas amortization rate per equivalent barrel produced decreased from $5.63 in the third quarter of 2002 to $4.87 in the third quarter of 2003. These decreases primarily resulted from the impact that substantially higher product prices in 2003 had in increasing the proved reserves used to determine the amortization rate and, to a lesser degree, from the Company’s mandated adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), effective January 1, 2003. Previously, the Company accrued an undiscounted estimate of future abandonment costs of wells and related facilities through its depreciation calculation in accordance with the provisions of Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“SFAS 19”), and industry practice. With the implementation of SFAS 143, the Company has now recorded a discounted fair value of the future retirement obligation as a liability with a corresponding amount capitalized as part of the related property’s carrying amount. The discounted capitalized asset retirement cost is amortized to expense through the depreciation calculation over the estimated useful life of the asset based on proved developed reserves. The liability accretes over time with a charge to accretion expense, which was $1.9 million for the third quarter of 2003.

Interest expense decreased $2.2 million (11 percent) to $17.8 million for the third quarter of 2003 from $20.0 million for the third quarter of 2002 due to a reduction in its average debt outstanding from the third quarter of 2002 to the third quarter of 2003.

Nine months ended September 30, 2003, compared to nine months ended September 30, 2002

The Company reported net income of $43.7 million for the nine months ended September 30, 2003, compared to a net loss of $12.0 million for the same period in 2002. Net income for first nine months of 2003 included:

•	non-cash charges of $14.0 million ($8.1 million net of tax) for the impairment of certain producing oil and gas properties in Canada and $33.0 million ($19.3 million net of tax) for the impairment of certain exploration acreage, most of which is related to the Company’s Canadian Northwest Territories project;

•	foreign currency exchange losses of $6.0 million;

•	a net loss on dispositions of assets of $175,000 ($120,000 net of tax);

•	a loss on early extinguishment of debt of $1.4 million ($0.9 million net of tax);

•	income from discontinued operations of $49.1 million ($10.8 million net of tax); and

•	the positive impact of a cumulative effect of a change in accounting principle of $11.2 million ($7.1 million net of tax).

Net income for the first nine months of 2002 included:

•	a non-cash charge of $10.3 million ($6.0 million net of tax) for the impairment of certain exploration acreage;

•	foreign currency exchange gains of $3.4 million;

•	a net gain on dispositions of assets of $17.3 million ($10.5 million net of tax);

•	a loss on early extinguishment of debt of $8.2 million ($5.0 million net of tax);

•	income from discontinued operations of $37.5 million ($19.2 million net of tax); and

•	the negative impact of a cumulative effect of a change in accounting principle of $60.5 million.

Oil and gas sales increased $79.4 million (19 percent), to $502.0 million for the first nine months of 2003 from $422.6 million for the first nine months of 2002. Oil revenues increased by $38.8 million (12 percent), primarily as a result of a 27 percent increase in average oil prices, which more than offset an 11 percent decrease in oil production. Similarly, gas revenues increased by $40.8 million (37 percent) primarily as a result of a 65 percent increase in average gas prices, which more than offset a 17 percent decrease in gas production. Production on an equivalent barrel basis decreased 13 percent resulting from the Company’s United States property divestitures in June 2002 and March 2003, the Company’s Canadian property divestitures in June and July 2003, natural production declines and the effects of substantially curtailed capital expenditures in 2002 which resulted in significantly lower production levels at the beginning of 2003. Capital expenditures in 2002 were limited to $129.7 million, or approximately 54 percent of cash flow provided by operating activities, as a result of the Company’s decision to use a portion of cash flow and proceeds from asset sales to execute its debt reduction program during 2002.

Revenues and expenses for gas marketing increased significantly from the first nine months of 2002 to the first nine months of 2003 primarily due to an increase in U.S. gas prices.

A net gain on disposition of assets of $17.3 million ($10.5 million net of tax) was reflected in the first nine months of 2002 primarily due to the sale of the Company’s heavy oil properties in the Santa Maria area of southern California in June 2002. The Company recorded a gain of approximately $17.8 million ($10.9 million net of tax) on this transaction. Included in the gain is a reversal of the Company’s accrual for future abandonment costs related to these properties. Other than the gain recorded, this disposition did not significantly affect the Company’s results of operations for the first nine months of 2002 as the sale occurred at the end of the period. The Company recorded a net loss on disposition of assets of $0.2 million ($0.1 million net of tax) in the first nine months of 2003.

The translation of peso-denominated balances at September 30, 2002, and peso-denominated transactions during the nine months ended September 30, 2002, resulted in a foreign currency exchange gain of $3.4 million on the statement of operations. The Company also recorded a gain of $0.9 million in “Other income” for the nine months of 2002 related to the Argentine government-mandated negotiated settlement of U.S. dollar-denominated receivables and payables in existence at January 6, 2002. The translation of peso-denominated balances at September 30, 2003, and peso-denominated transactions for the nine months ended September 30, 2003, resulted in a foreign currency exchange loss of $6.7 million. This loss was caused by the strengthening of the peso from a rate of 3.38 pesos to one U.S. dollar at December 31, 2002, to a rate of 2.91 pesos to one U.S. dollar at September 30, 2003. This loss was partially offset by a $0.6 million gain resulting from certain transactions related to the Company’s Canadian operations that are denominated in U.S. dollars.

Lease operating expenses, including production and export taxes, increased $13.5 million (nine percent), to $164.5 million for the first nine months of 2003 from $151.0 million for the first nine months of 2002. On an equivalent barrel basis, lease operating expenses increased 25 percent from $6.29 for the first nine months of 2002 to $7.86 for the first nine months of 2003. The tax imposed on Argentine oil exports beginning at the end of the first quarter of 2002 increased lease operating expenses by $8.6 million ($0.52 per equivalent barrel) for the first nine months of 2002 compared to the first nine months of 2003. Lease operating expenses per equivalent barrel, before the impact of the Argentine export tax, increased by 19 percent from $5.58 for the first nine months of 2002 to $6.63 for the first nine months of 2003. The increase was primarily the result of higher costs (expressed in U.S. dollars) in Argentina and Canada resulting from peso inflation and the strengthening of the peso and the Canadian dollar combined with the 13 percent decline in production.

Exploration costs increased by $34.0 million (157 percent) to $55.6 million for the first nine months of 2003 from $21.6 million for the first nine months of 2002. During the first nine months of 2003, the Company’s exploration costs included $45.5 million for leasehold impairments and unsuccessful exploratory drilling and $10.1 million for seismic and other geological and geophysical costs. Exploration expenses for the first nine months of 2002 consisted of $15.2 million for unsuccessful exploratory drilling and leasehold impairments and $6.4 million for seismic and other geological and geophysical costs. The leasehold impairments in the first nine months of 2003 include $23.7 million ($13.9 million net of taxes) related to the Company’s Northwest Territories project in Canada.

General and administrative expenses increased $9.4 million (26 percent) to $46.3 million for the first nine months of 2003 from $36.9 million for the first nine months of 2002. Expenses increased primarily due to expenses related to restricted stock awards (a non-cash charge), Argentine asset taxes and cash bonuses in the first nine months of 2003 with no comparable amounts in the first nine months of 2002. These increases, along with a 13 percent decline in production on an equivalent barrel basis, increased the Company’s general and administrative expenses per equivalent barrel produced from $1.54 for the first nine months of 2002 to $2.21 for the first nine months of 2003.

Depreciation, depletion and amortization decreased $31.5 million (23 percent) to $107.0 million for the first nine months of 2003 from $138.5 million for the first nine months of 2002. The Company’s average oil and gas amortization rate per equivalent barrel produced decreased from $5.77 in the first nine months of 2002 to $4.94 in the first nine months of 2003. These decreases primarily resulted from the impact that substantially higher product prices in 2003 had in increasing proved reserves used to determine the amortization rate and, to a lesser degree, from the Company’s mandated adoption of SFAS 143, effective January 1, 2003. Previously, the Company accrued an undiscounted estimate of future abandonment costs of wells and related facilities through its depreciation calculation in accordance with the provisions of SFAS 19 and industry practice. With the implementation of SFAS 143, the Company has now recorded a discounted fair value of the future retirement obligation as a liability with a corresponding amount capitalized as part of the related property’s carrying amount. The discounted capitalized asset retirement cost is amortized to expense through the depreciation calculation over the estimated useful life of the asset based on proved developed reserves. The liability accretes over time with a charge to accretion expense, which was $5.4 million for the first nine months of 2003. As a result of the implementation of SFAS 143, the Company recorded a non-cash gain of $7.1 million ($4.1 million net of tax) as a cumulative effect of change in accounting principle.

Interest expense decreased $3.8 million (seven percent) to $54.4 million for the first nine months of 2003 from $58.2 million for the first nine months of 2002 due to a 21 percent reduction in its average debt outstanding from the first nine months of 2002 to the first nine months of 2003.

In conjunction with the issuance of its 8 1/4% Notes, the Company redeemed a portion of its 9% Notes. The Company was required to expense certain associated deferred financing costs and discounts. This $5.2 million non-cash charge, along with a $3.0 million cash charge for the call premium on the 9% Notes, resulted in a charge of approximately $8.2 million ($4.3 million net of tax) in the first nine months of 2002. During the first nine months of 2003, the Company advanced funds under its revolving credit facility to redeem the remainder of its 9% Notes. As a result, the Company was required to expense the remaining associated deferred financing costs and discounts. This $0.7 million non-cash charge and a $0.7 million cash charge for the call premium on the redemption of the remaining 9% Notes in 2003 resulted in a charge of approximately $1.4 million ($0.9 million net of tax).

The Company recorded an impairment of $14.0 million ($8.1 million net of tax) in the first nine months of 2003 related to certain producing oil and gas properties in Canada. These impairments were caused by negative reserve revisions as a result of unsuccessful workover operations and additional technical evaluation of other non-producing projects. There were no impairments of oil and gas producing properties recorded in the first nine months of 2002.

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

Capital Expenditures

During the first nine months of 2003, the Company’s total oil and gas capital expenditures were $128.7 million ($127.6 million for continuing operations). In North America, the Company’s oil and gas capital expenditures totaled $76.7 million. Exploitation activities accounted for $42.5 million of the North America capital expenditures with exploration activities contributing $34.2 million. During the first nine months of 2003, the Company’s oil and gas capital expenditures outside North America totaled $52.0 million. This amount includes $39.1 million for exploitation activities, of which $37.8 million was spent in Argentina, $0.2 million was spent in Bolivia and $1.1 million was spent in Ecuador. Exploration spending of $12.9 million consisted of $10.4 million in Yemen, $1.3 million in Bolivia and $1.2 million in various other areas.

Recent fires in California have damaged certain of the Company’s properties. Damage assessment is currently underway and preliminary estimates of repair costs range from $5 million to $12 million. These costs are expected be incurred during the fourth quarter of 2003 and the first quarter of 2004.

As of September 30, 2003, the Company had total unproved oil and gas property costs of approximately $74.0 million, consisting of undeveloped leasehold costs of $48.7 million, including $37.9 million in Canada, and unproved exploratory drilling costs of $25.3 million. Approximately $21.9 million of the total unproved costs are associated with the Company’s drilling program in Yemen. In the second quarter of 2003, the Company recorded additional exploration expense of $23.7 million ($13.9 million net of tax) to fully impair its undeveloped leaseholds in the Northwest Territories. Future exploration expense and earnings may be impacted to the extent that the Company’s future exploration activities are unsuccessful in discovering commercial oil and gas reserves in sufficient quantities to recover its costs.

On October 15, 2003, the Republic of Yemen’s Ministry of Oil and Minerals approved the Company’s S-1 Damis block development plan for a term of 20 years. The 285,000 acre development area encompasses all of the Company’s currently capitalized costs in Yemen. As a result of this declaration of commerciality, on November 4, 2003, the Company was required to make a one-time payment of $1 million to the government of Yemen. Preliminary field development work will begin in 2004 and the Company expects to install facilities which will allow for early production to begin during the first quarter of 2004. The Company anticipates spending approximately $23 million ($17 million in 2004) for the construction of a central production facility and pipeline near the An Nagyah light oil discovery that was made during 2002 and 2003. The facilities are designed to have capacity of 10,000 gross (5,200 net) barrels of oil per day and are expected to be completed by April 2005. The planned 18-mile pipeline will connect this new facility into the nearby existing oil export infrastructure. The Company also expects to spend approximately $9 million in 2004 to drill six An Nagyah development wells and a second well to offset the Harmel oil discovery. Evaluation will also continue on the An Naeem gas condensate discovery for its potential as a gas recycling project.

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

The Company’s preliminary 2004 non-acquisition capital budget has been set at $225 million. Including the $26 million Yemen capital spending discussed above, the Company plans to spend approximately $165 million on exploitation and $60 million on exploration in 2004. The exploitation budget includes $84 million for Argentina and $55 million for North America ($46 million in the United States). The exploration budget consists of $51 million for North America ($38 million in the United States) and $9 million outside North America, primarily for drilling two wells in Italy and the continuing geological evaluation of the Company’s project in Bulgaria.

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

On October 2, 2003, the Company redeemed the entire $100 million principal balance of its 8 5/8% Notes due 2009 with cash provided by advances under the Bank Facility. As a result, the Company was required to expense certain associated deferred financing costs and discounts. This $2.3 million non-cash charge and a $3.2 million cash charge for the call premium resulted in a one-time charge of approximately $5.5 million ($3.4 million net of tax) that the Company will record in the fourth quarter of 2003.

The Bank Facility consists of a three-year senior secured credit facility with availability governed by a borrowing base determination. The Company’s availability under the Bank Facility is reduced by the outstanding letters of credit. The borrowing base (currently $300 million) is based on the banks’ evaluation of the Company’s oil and gas reserves. The amount available to be borrowed under the Bank Facility is limited to the lesser of the borrowing base or the facility size, which is also currently set at $300 million. The next semi-annual borrowing base redetermination will be in late November 2003. The Bank Facility is secured by a first priority lien on the Company’s U.S. oil and gas properties constituting at least 80 percent of the present value of the Company’s U.S. proved reserves owned now or in the future. The Bank Facility will be guaranteed by any of the Company’s existing and future U.S. subsidiaries that grant a lien on oil and gas properties under the Bank Facility.

Outstanding advances under the Bank Facility bear interest payable quarterly at a floating rate based on Bank of Montreal’s alternate base rate (as defined) or, at the Company’s option, at a fixed rate for up to six months based on the Eurodollar market rate (“LIBOR”). The Company’s interest rate increments above the alternate base rate and LIBOR vary based on the level of outstanding senior debt to the borrowing base. In addition, the Company must pay a commitment fee of 0.50 percent per annum on the unused portion of the banks’ commitment. Unused availability under the Bank Facility is currently $299.1 million, considering outstanding letters of credit of $0.9 million.

The terms of the Bank Facility require the maintenance of a minimum current ratio (as defined therein) and tangible net worth (as defined therein) of not less than $425 million plus 75 percent of the net proceeds of any future equity offerings less any impairment write downs required by GAAP or by the Securities and Exchange Commission and excluding any impact related to SFAS 133.

The Company’s internally generated cash flows, results of operations and financing for its operations are dependent on oil and gas prices. Realized oil and gas prices for the first nine months of 2003 increased by 27 percent and 65 percent, respectively, as compared to the same period in 2002. For the first nine months of 2003, approximately 65 percent of the Company’s production was oil. The Company believes that its cash on hand, cash flows and unused availability under the Bank Facility are sufficient to fund its planned capital expenditures for the foreseeable future. To the extent oil and gas prices decline, the Company’s earnings and cash flows from operations may be adversely impacted. Prolonged periods of low oil and gas prices could cause the Company to not be in compliance with maintenance covenants under its Bank Facility and could negatively affect its credit statistics and coverage ratios and thereby affect its liquidity.

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

Contractual Obligations

The Company’s contractual obligations have not changed significantly since December 31, 2002, except for the following:

•	during the first quarter of 2003, the Company advanced funds under the Bank Facility to redeem the remaining $50.0 million principal balance of the 9% Notes;

•	during the fourth quarter of 2003, the Company redeemed the entire $100 million principal balance of the Company’s 8 5/8% Notes with cash provided by advances under the Bank Facility;

•	there were no outstanding borrowings under the Bank Facility at September 30, 2003, as all borrowings were repaid with cash on hand and a portion of the proceeds from asset sales;

•	the remaining Bolivia work unit commitments have been fulfilled;

•	the amount of outstanding letters of credit issued by commercial banks on the Company’s behalf declined to $0.9 million at September 30, 2003, and

•	the Company has future minimum long-term electric power purchase commitments in Argentina of $0.4 million for the remainder of 2003, $3.6 million in 2004, $3.6 million in 2005 and $8.1 million in 2006.

Inflation

As a result of the devaluation of the Argentine peso, 2002 peso inflation was approximately 41 percent in Argentina. However, in recent months, the Argentine inflation rate has slowed significantly, with the inflation rate through September of 2003 at less than three percent. In recent years, inflation outside of Argentina has not had a significant impact on the Company’s operations or financial condition and is not currently expected to have a significant impact on future periods.

Income Taxes

The Company incurred a current provision for income taxes related to continuing operations of approximately $37.7 million and $19.0 million for the first nine months of 2003 and 2002, respectively. The total provision for U.S. income taxes is based on the federal corporate statutory income tax rate plus an estimated average rate for state income taxes. Earnings of the Company’s foreign subsidiaries are subject to foreign income taxes. No U.S. deferred tax liability will be recognized related to the unremitted earnings of these foreign subsidiaries, as it is the Company’s intention, generally, to reinvest such earnings permanently.

A reconciliation of the U.S. federal statutory income tax rate to the effective rate for continuing operations is as follows:

	Nine Months Ended September 30,
	2003	2002
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state income tax (net of federal tax benefit)	0.9	(1.1)
Foreign operations	13.1	(27.3)
Other	—	(3.3)

	49.0%	3.3%

The impact of foreign operations for the first nine months of 2002 is primarily the result of the Company’s Canadian operating loss being benefitted at a higher statutory tax rate and the favorable Argentine tax impact of the devaluation of the Argentine peso.

The impact of foreign operations for the first nine months of 2003 is primarily the unfavorable Argentine tax impact of the strengthening of the peso in the first nine months of 2003 and the negative impact of the resource allowance deduction and foreign currency exchange gains realized for income tax purposes related to the Company’s Canadian operations.

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

In August 2001, FASB issued SFAS 143. The Company was required to adopt this new standard beginning January 1, 2003. Through December 31, 2002, the Company accrued an estimate of future abandonment costs of wells and related facilities through its depreciation calculation and included the cumulative accrual in accumulated depreciation in accordance with the provisions of SFAS 19 and industry practice. At December 31, 2002, approximately $54.6 million of accrued future abandonment costs were included in accumulated depreciation. The new standard requires that the Company record the discounted fair value of the retirement obligation as a liability at the time a well is drilled or acquired. The majority of the asset retirement obligations of the Company relate to the plugging and abandonment of oil and gas wells, site reclamation and facilities dismantlement. However, future abandonment liabilities were also recorded for other assets such as pipelines, processing plants and compressors. A corresponding amount is capitalized as part of the related property’s carrying amount. The discounted capitalized asset retirement cost is amortized to expense through the depreciation calculation over the estimated useful life of the asset based on proved developed reserves. The liability accretes over time with a charge to accretion expense. At January 1, 2003, and at September 30, 2003, there were no assets legally restricted for purposes of settling asset retirement obligations.

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

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has adopted the disclosure provisions of SFAS 148 and, during the third quarter of 2003, adopted the fair value recognition provisions of SFAS 123 effective January 1, 2003. The Company adopted these provisions prospectively to all employee awards granted, modified, or settled after January 1, 2003.

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

Forward-Looking Statements

This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-Q, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including production, operating costs and product price realizations, future capital expenditures (including the amount and nature thereof), the drilling of wells, reserve estimates, future production of oil and gas, future cash flows, future reserve activity, planned asset sales or dispositions, events or developments in Argentina and Bolivia, including estimates of oil export levels, and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements.

Factors that could cause actual results to differ materially from those in forward-looking statements include: oil and gas prices; exploitation and exploration successes; actions taken and to be taken by Argentina or Bolivia as a result of economic conditions; continued availability of capital and financing; general economic, market or business conditions; acquisition and other business opportunities (or lack thereof) that may be presented to the Company; changes in laws or regulations; risk factors listed from time to time in the Company’s reports and other documents filed with the Securities and Exchange Commission; and other factors. The Company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are exposed to market risks primarily as a result of changes in commodity prices, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Commodity Price Risk

The Company produces, purchases and sells crude oil, natural gas, condensate, natural gas liquids and sulfur. As a result, the Company’s financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of commodity price changes based on production levels for the first nine months of 2003. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable.

At September 30, 2003, the Company was a party to oil price swap agreements for various periods of the remainder of 2003 covering approximately 1.4 million barrels. The U.S. portion of the oil price swap agreements, approximately 1.3 million barrels, is at a weighted average NYMEX reference price of $26.39 per barrel. The Canadian portion of the oil price swap agreements, approximately 100,000 barrels, is at a weighted average NYMEX reference price of 42.91 Canadian dollars per barrel. At September 30, 2003, the Company was also a party to oil price swap agreements for various periods of the first quarter of 2004 covering 364,000 barrels at a weighted average NYMEX reference price of $28.99 per barrel.

At September 30, 2003, the Company was also a party to gas price swap agreements for various periods of the remainder of 2003 covering approximately 5.1 million MMBtu. The U.S. portion of the gas price swap agreements, approximately 2.8 million MMBtu, is at a weighted average NYMEX reference price of $4.04 per MMBtu. The Canadian portion of the gas price swap agreements, approximately 2.3 million MMBtu, is at a weighted average NYMEX reference price of 6.64 Canadian dollars per MMBtu. Additionally, the Company has entered into basis swap agreements for approximately 2.1 million MMBtu of its U.S. gas production covered by the gas price swap agreements. These basis swaps establish a differential between the NYMEX reference price and the various delivery points at levels that are comparable to the historical differentials received by the Company.

At September 30, 2003, the Company would have paid approximately $4.1 million to terminate its swap agreements then in place. Subsequent to September 30, 2003, the Company entered into additional oil price swap agreements for various periods of 2004 and 2005 for approximately 3.1 million barrels at a weighted average NYMEX reference price of $27.55 per barrel. The counterparties to the Company’s hedging agreements are commercial or investment banks. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future.

Interest Rate Risk

The Company’s interest rate risk exposure results primarily from short-term rates, mainly LIBOR-based, on borrowings from its commercial banks. To reduce the impact of fluctuations in interest rates, the Company has historically maintained a portion of its total debt portfolio in fixed-rate debt. At September 30, 2003, all of the Company’s outstanding debt was at fixed rates. However, the Company expects that this relationship will not continue and that a portion of the Company’s debt in future periods will be at variable rates. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the portfolio mix between fixed and floating rate debt and to mitigate the impact of changes in interest rates based on management’s assessment of future interest rates, volatility of the yield curve and the Company’s ability to access the capital markets in a timely manner.

Because there were no outstanding borrowings under variable-rate debt instruments as of September 30, 2003, a change in the average interest rate of 100 basis points would have resulted in no change in net income and cash flows before income taxes.

The following table provides information about the Company’s long-term debt principal payments and weighted-average interest rates by expected maturity dates:

	2003	2004	2005	2006	2007	Thereafter		Total		Fair Value at 9/30/03
Long-term Debt:
Fixed rate (in thousands)	—	—	—	—	—	$800,000	(a)	$800,000	(a)	$837,125
Average interest rate	—	—	—	—	—	8.5%		8.5%		—
Variable rate (in thousands)	—	—	—	—	—	—		—		—
Average interest rate	—	—	—	—	—	—		—		—

(a)	On October 2, 2003, $100 million of this amount was repaid by the Company.

Foreign Currency and Operations Risk

International investments represent, and are expected to continue to represent, a significant portion of the Company’s total assets. The Company has international operations in Canada, Argentina, Bolivia, Yemen and Italy. For the nine months ended September 30, 2003, the Company’s operations in Argentina and Canada accounted for approximately 35 percent and 16 percent, respectively, of the Company’s revenues and approximately 28 percent and 30 percent, respectively, of the Company’s total assets. During the first nine months of 2003 and at September 30, 2003, the Company’s operations in Argentina and Canada represented its only foreign operations accounting for more than 10 percent of its revenues or total assets. The Company continues to identify and evaluate international opportunities, but currently has no binding agreements or commitments to make any material international investment. As a result of such significant foreign operations, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in these foreign countries.

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

Canada. The Company views the operating environment in Canada as stable and the economic stability as good. Substantially all of the Company’s Canadian revenues and costs are denominated in Canadian dollars. While the value of the Canadian dollar does fluctuate in relation to the U.S. dollar, the Company believes that any currency risk associated with its Canadian operations would not have a material impact on the Company’s results of operations. The exchange rate at September 30, 2003, was US$1:C$1.35 as compared to US$1:C$1.58 at December 31, 2002.

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

On January 6, 2002, the Argentine government abolished the one peso to one U.S. dollar legal exchange rate. On January 9, 2002, Decree 71 created a dual exchange market whereby foreign trade transactions were conducted at an official exchange rate of 1.4 pesos to one U.S. dollar and other transactions were conducted in a free floating exchange market. On February 8, 2002, Decree 260 unified the dual exchange markets and allowed the peso to float freely with the U.S. dollar. The exchange rate at September 30, 2003, was 2.91 pesos to one U.S. dollar. The devaluation of the peso reduced the Company’s gas revenues and peso-denominated costs. The Company’s oil revenues remain valued on a U.S. dollar basis.

On February 3, 2002, Decree 214 required all contracts that were previously payable in U.S. dollars to be payable in pesos. Pursuant to an emergency law passed on January 10, 2002, U.S. dollar obligations between private parties due after January 6, 2002, were liquidated in pesos at a negotiated rate of exchange which reflected a sharing of the impact of the devaluation. The Company’s settlements in pesos of the existing U.S. dollar-denominated agreements were completed in the first half of 2002 and future periods will not be impacted by this mandate. This government-mandated “equitable sharing” of the impact of the devaluation resulted in a reduction in oil revenues from domestic sales for the first nine months of 2002 of approximately $8 million, ($0.95 per Argentine barrel produced or $0.50 per total Company barrel produced). The reduction of the Company’s Argentine lease operating costs, which were also reduced as a result of this mandate and the positive impact of devaluation on the Company’s peso-denominated costs, essentially offset the negative impact on Argentine oil revenues.

On February 13, 2002, the Argentine government announced a 20 percent tax on oil exports, effective March 1, 2002. The tax is limited by law to a term of no more than five years. The tax of 20 percent is applied on the sales value after the tax, thus the net effect is 16.7 percent. The Company historically exports approximately 70 percent of its Argentine oil production. The Company believes that this export tax has and will continue to have the effect of decreasing all future Argentine oil revenues (not only export revenues) by the tax rate for the duration of the tax. The U.S. dollar equivalent value for domestic Argentine oil sales (now paid in pesos) has generally moved to parity with the U.S. dollar-denominated export values, net of the export tax. The adverse impact of this tax has been partially offset by the net cost savings resulting from the devaluation of the peso on peso-denominated costs and is further reduced by the Argentine income tax savings related to deducting the impact of the export tax. The export tax is not deducted in the calculation of royalty payments.

Since May 2002, many of Argentina’s important economic indicators have stabilized. The Central Bank’s foreign currency reserves have risen from a low of $8.9 billion in 2002 to a recent high on October 15, 2003, of $13.3 billion. Since being allowed to freely float against the U.S. dollar, the peso reached its weakest value at 3.80 pesos to one U.S. dollar in June of 2002, and has since stabilized, gradually appreciating to a value of 2.87 pesos to one U.S. dollar on October 31, 2003. Monthly inflation has decreased from a high of 10 percent for the month of April 2002 to an average of less than two percent per month from May to December 2002 with inflation through September 2003 at less than three percent. Inflation for all of 2002 was approximately 41 percent.

After a year of negotiations, on January 24, 2003, the International Monetary Fund (the “IMF”) executed a transitional $6.8 billion, eight-month Stand-By Credit Arrangement to provide financial stability through the presidential elections and change in government period. As a result of the Argentine government restoring a measure of economic stability and growth during 2002 and improving economic conditions in the context of the transitional arrangement with the IMF, in September 2003, the IMF approved a three-year, $12.55 billion Stand-By Credit Arrangement to succeed the transitional arrangement that expired on August 31, 2003, and approved the Argentine government’s request for an extension of repayment expectations for outstanding debts of approximately $2.43 billion. The economic program to which the Argentine government and the IMF agreed is based on a fiscal framework to meet growth, employment, and social objectives, while providing a basis for normalizing relations with creditors and ensuring debt sustainability, a strategy to assure strengthening of the banking system and facilitating an increase in bank lending, and further institutional and tax reforms to facilitate corporate debt restructuring and fundamentally improving the investment climate.

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

On February 25, 2003, the agreement between the producers and the refiners was modified to limit the amount payable from refiners to producers for deliveries occurring between February 26, 2003, and March 31, 2003. While the $28.50 per Bbl payable maximum was maintained, under the modified terms refiners have no obligation to pay producers for sales values that exceed $36.00 per Bbl. Furthermore, interest for debts established during this period was reduced to seven percent. This agreement has been extended to September 30, 2003, and the Company believes that it will be further extended to December 31, 2003, during the coming weeks.

The Company sold approximately 987,000 net Bbls of its Argentine oil production under this agreement in the first nine months of 2003. The Company has not recorded revenue nor a receivable for any amounts above the $28.50 per barrel maximum that have not yet been received. Repayments received from refiners will be recorded as revenues when received.

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

Elections held during June 2002 marked the sixth consecutive democratic election held in Bolivia since 1982, representing the longest period of constitutional democratic government in the country’s history. Coalitions were formed among the two leading political parties allowing Gonzalo Sanchez de Lozada to win the runoff election. Since election, President Sanchez de Lozada’s government worked to improve the economic and fiscal framework in order to facilitate new loan agreements with the IMF. In early 2003, after violent protests to his proposed tax increases and cuts in government, President Sanchez de Lozada was forced to reorganize his government and propose revisions to his 2003 budget. The new budget was approved and the IMF responded during April 2003 by approving a one year stand-by loan agreement for $118 million, under which $15 million was disbursed in July 2003.

In an attempt to narrow budget deficits, the Bolivian government has announced new taxes on oil refiners. The oil refiners have, in turn, sued the government. While the final outcome of the newly announced tax on refiners remains unclear, the Company will receive lower prices for domestic oil sales as a result of these taxes in the short term. In the first three quarters of 2003, the Company’s Bolivian oil production accounted for less than one percent of the Company’s total production from continuing operations on an equivalent barrel basis.

In August 2003 in an effort to regain political support in congress, President Sanchez de Lozada was forced to accept the resignation of his entire cabinet and to name new ministers, including members of his rival political party. In September 2003, peasants, miners, coca farmers and labor unions held marches and demonstrations protesting the government’s proposal to export gas to the U.S. and Mexico, and demanded the resignation of President Sanchez de Lozada. After the protests turned violent and after the loss of further political support caused by new ministerial resignations, President Sanchez de Lozada resigned on October 17, 2003. According to the Bolivian constitution, the Vice President, ex-journalist Carlos Mesa, was named president.

President Mesa is considered an independent and has no affiliation to the major political parties in Bolivia. Furthermore, he has named a team of independents to his new cabinet in an effort to break political deadlock. President Mesa has promised to call a referendum on the plans to export Bolivian gas to North America and to re-examine tax regulations and the hydrocarbons law.

In 1987, the Boliviano replaced the peso at the rate of one million pesos to one Boliviano. The exchange rate is set daily by the government’s exchange house, the Bolsin, which is under the supervision of the Bolivian Central Bank. Foreign exchange transactions are not subject to any controls. The exchange rate at October 31, 2003, was 7.77 Bolivianos to one U.S. dollar. The Company believes that any currency risk associated with its Bolivian operations would not have a material impact on the Company’s financial position or results of operations because its gas revenues are received in U.S. dollars.

The market for gas sales in Bolivia is currently limited to exports to Brazil via the Bolivia to Brazil gas pipeline and those internal gas sales necessary to meet Bolivian industrial and consumer demand. The Company is working to increase its sales in both of these areas and currently has capacity to deliver gas volumes substantially in excess of its contracted volumes. During the past several years, Bolivian gas reserve growth has exceeded the demand growth in Bolivia’s existing markets. Therefore, the Company believes competition for markets will continue at least until new market areas are established. With President Mesa’s promise of a public referendum on the matter of gas exports, the Company believes that new projects, such as exports to Mexico and the U.S., will become feasible in the future.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2003. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its periodic filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the period covered by this report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

a) Exhibits

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

31.1 Certificationof Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Certificationof Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificationof Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificationof Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VINTAGE PETROLEUM, INC.
(Registrant)

DATE: November 7, 2003

\s\ Michael F. Meimerstorf
Michael F. Meimerstorf
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.